Form 10-K
period 2004-12-31
Peninsula Gaming, LLC; PENINSULA GAMING CORP.
filed 2005-03-30
CIK 1299109, 1235662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-88829

Diamond Jo, LLC	Peninsula Gaming, LLC	Peninsula Gaming Corp.
(Exact name of registrants as specified in their charter)	(Exact name of registrants as specified in their charter)	(formerly known as The Old Evangeline Downs Capital Corp.) (Exact name of registrants as specified in their charter)

Delaware	Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

42-1483875	20-0800583	25-1902805
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

3rd Street Ice Harbor, PO Box 1750
Dubuque, Iowa 52001
(563) 583-7005
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

All of the common equity interests of Peninsula Gaming, LLC (the “Company”) are held by Peninsula Gaming Partners, LLC.  All of the common equity interests of Diamond Jo, LLC, The Old Evangeline Downs, L.L.C. and Peninsula Gaming Corp. are held by the Company.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

i

PART I

ITEM 1.                 BUSINESS

General

Peninsula Gaming, LLC, a Delaware limited liability company (“PGL” or the “Company”), through its wholly owned subsidiaries, Diamond Jo, LLC, a Delaware limited liability company (“DJL”) and The Old Evangeline Downs, L.L.C.,  a Louisiana limited liability company (“OED”), owns and operates (i) the Diamond Jo riverboat casino in Dubuque, Iowa, (ii) The Evangeline Downs Racetrack and Casino, a “racino” comprised of a casino and horse racetrack located in Opelousas, Louisiana, and (iii) off-track betting parlors in Port Allen and New Iberia, Louisiana.

On June 16, 2004, a corporate restructuring occurred, which is retroactively reflected in these consolidated financial statements, pursuant to which PGL, became a new direct parent company of DJL, OED and Peninsula Gaming Corp. (formerly known as The Old Evangeline Downs Capital Corp. (PGC”)), a Delaware limited liability company with no assets or operations and formed solely to facilitate the offering of the Company’s 8 3/4% Senior Secured Notes due 2012 (the “Peninsula Gaming Notes”).  PGL is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).  In connection with the corporate restructuring, OED Acquisition, LLC, a Delaware limited liability company (OEDA”) became a sister company to PGL and a wholly owned subsidiary of PGP in a corporate spin-off which was recorded as a distribution on June 30, 2004.  PGL, DJL and PGC are co-issuers of the Peninsula Gaming Notes which are registered with the U.S. Securities and Exchange Commission (the “SEC”).  OED is a guarantor of the Peninsula Gaming Notes and its stock has been pledged to secure the obligations under the Peninsula Gaming Notes and our senior secured credit facility.

Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), was formed on October 20, 2004 as a wholly owned subsidiary of PGL for the purpose of obtaining a gaming license in Worth County, Iowa. On November 10, 2004, the Company submitted an application to the Iowa Racing and Gaming Commission to operate a moored barge in Worth County, Iowa.  The Company anticipates the Iowa Racing and Gaming Commission to award licenses in the Spring of 2005.  The Company’s proposed facility is expected to contain approximately 500 slot machines, 12 table games and 5 poker tables.  In addition, the proposed facility is expected to include a restaurant, two fast food outlets and a bar with entertainment space.

As used herein, the terms “we”, “us”, “our”, or the “Company” refers to, collectively, PGL, DJL and OED and their respective subsidiaries unless the context indicates otherwise.

We currently operate two reportable segments: (1) Iowa operations, consisting of the Diamond Jo riverboat casino in Iowa, and (2) Louisiana operations, consisting of the casino, racetrack and off-track betting parlors (“OTB’s”) operated by OED in Louisiana. Prior to the acquisition of OED in 2002, the Company operated under one reportable segment.  See Note 13 to the consolidated financial statements for financial information about our segments.

Our address is 3rd Street Ice Harbor, PO Box 1750, Dubuque, Iowa, 52004-1750 and our telephone number is (563) 583-7005.  Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, filed by us with the SEC, are available on the SEC’s website at http://www.sec.gov.

Business

Diamond Jo.  The Diamond Jo is a three-story, approximately 48,000 square foot riverboat casino, replicating a classic 19th century paddlewheel riverboat. The Diamond Jo has an approved capacity for 1,394 patrons, features a spacious two-story atrium and a 44-seat capacity deli and offers 749 slot machines and 17 table games on approximately 19,000 square feet of gaming space.  In addition, the Diamond Jo is planning to add two poker tables in April 2005.  Adjacent to the Diamond Jo is a two-story, approximately 36,000 square foot dockside pavilion, featuring our 142-seat capacity Lighthouse Grill restaurant, our 140-seat capacity High Steaks restaurant, our 25-seat capacity Club Wild players lounge and our 205-seat capacity Harbor View Room, a full service banquet facility.  Approximately 1,200 convenient parking spaces are available to our patrons and we offer valet parking. The Diamond Jo is open seven days a week and functions primarily as a dockside riverboat with continuous boarding and no cruising requirements.

Evangeline Downs.  Evangeline Downs Racetrack and Casino (“racino”) in Opelousas has a Southern Louisiana Cajun roadhouse theme on the exterior, with a complementary regional Acadian atmosphere on the interior. The racino currently includes a casino with 1,627 slot machines, parking spaces for approximately 2,229 cars, 60 semis and 5 buses, and several dining options. Our dining options include a 312-seat Cajun Buffet, a 104-seat fine dining Blackberry’s restaurant, a 92-seat Lagniappe food court, a 95-seat Café 24/7 café and a 202-seat Mojos sports bar with an additional 98-seat screened patio, in addition to a raised bar and lounge area with 120 seats, known as Zydeco’s, occupying the center of our casino floor.  We recently completed construction of a one-mile dirt track, stables for 980 horses, a grandstand and clubhouse with seating for 1,295 patrons, and apron and patio space for an additional 3,000 patrons. Consistent with our regulatory requirements, we also expect to continue construction on our turf track during fiscal 2005. In December 2003 we opened the casino portion of the racino.  In December 2004, horse racing operations that were conducted at our nearby pari-mutuel wagering complex in Lafayette, Louisiana were transferred to our new horse racetrack.

OTBs.  We currently operate two off-track betting parlors (“OTB”), one in Port Allen, Louisiana and one in New Iberia, Louisiana. Each of these OTBs offers simulcast pari-mutuel wagering seven days a week and is equipped with a bar to serve alcoholic and non-alcoholic beverages and a kitchen that prepares short order food. The Port Allen OTB is located immediately off Interstate 10, across the Mississippi river from Baton Rouge. The two-story Port Allen facility offers off-track betting, 100 video poker machines which began operating in May 2003, a newly renovated bar, a cafe and a VIP lounge. The New Iberia OTB, located on U.S. Highway 182, approximately 20 miles outside Lafayette, Louisiana, offers off-track betting and a limited food offering. Under Louisiana’s racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of our horse racetrack. This effectively gives us the exclusive right, at our option, to operate OTBs within a 55-mile radius of our horse racetrack, provided that such OTB is not also within a 55-mile radius of another horse racetrack.  The Company is currently in the process of constructing an OTB with video poker machines at a location near Henderson, Louisiana, which is expected to open in the second quarter of 2005.  Related construction costs are expected to be approximately $1.6 million.  In addition to the Henderson location, the Company is looking at potentially opening two additional OTBs during the third quarter of 2005.

Markets

Dubuque, Iowa.  The Diamond Jo operates from the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque and is accessible from each of the major highways in the area. On average, more than 30,000 vehicles pass the Diamond Jo per day. The Port of Dubuque is the site of the City of Dubuque’s $188 million redevelopment project, known as the America’s River Project. The America’s River Project is on a 90-acre site on the Dubuque riverfront that features the National Mississippi River Museum & Aquarium, the Grand River Center for conferences and events, the Grand Harbor Resort and Waterpark, the Alliant Energy Amphitheater, and the Mississippi Riverwalk. This project, which was substantially completed in 2003, was designed to enhance the attractiveness of the Port of Dubuque as a community center and tourist destination, and has led to, and should continue to generate, increased foot traffic around the site of, and increased admissions to the Diamond Jo.

The Diamond Jo currently draws approximately 90% of its gaming revenues from patrons living within a 100-mile radius of Dubuque, an area of approximately 2.4 million residents. Dubuque is situated at the intersection of Illinois, Iowa and Wisconsin, acts as the region’s trade hub and has a diverse employer base.  In addition to the America’s River Project, Dubuque contains several tourist attractions, drawing more than one million visitors annually, and Galena, Illinois, a historic community located 15 miles east of Dubuque, also draws more than one million visitors annually.

Opelousas, Louisiana and Surrounding Areas. Louisiana generated approximately $2.2 billion of casino gaming revenue in 2004, excluding Native American casinos, up from approximately $2.0 billion in 2003.  We believe that our centralized location in Louisiana will afford us the opportunity to participate in this large and growing market. There are approximately 300,000 adults living within 35 miles of the racino site, mostly within the Lafayette metropolitan area, our primary market. In addition, there are approximately 1.5 million adults living within 100 miles of the racino site. This area includes secondary markets from which we believe we will attract patrons due to our ease of access from major interstates and highways compared to our competitors in those areas, as well as our offering of pari-mutuel live horse racing.

Operating Strategy

Maintain/Develop Loyal Local Customer Base.  We believe that the Diamond Jo and Evangeline Downs are among the principal entertainment venues for residents in Eastern Iowa and South Central Louisiana. In order to maintain and enhance goodwill within the area, we sponsor numerous community events, including concerts and holiday celebrations. We have also implemented employee incentives and training programs designed to provide a high level of personalized service to our customers.

Maximize Profitability Through Target Marketing.  We have developed marketing and promotional strategies designed to target and reward frequent gaming customers in our players’ club through mailings, gaming incentives, and food and beverage discounts. Our electronic player tracking system allows us to monitor slot machine activity in real time, as well as the frequency and level of play for our players’ club members, of which there are more than 190,000 at the Diamond Jo and already over 90,000 at Evangeline Downs. This system enables us to focus our marketing efforts on our most valued customers, regularly adjust our overall game mix to appeal to our target market, and increase revenues from our existing customer base.

Focus on Slot Machine Play.  Approximately 89% of the Diamond Jo’s gaming revenue is generated from slot machines, and all of Evangeline Downs casino gaming revenues are generated from slot machines. Slot machines are typically both the highest margin and most predictable component of the gaming industry. Slot machines do not have the staffing requirements of table games nor do they have the variation in hold percentages attributable to “luck” which characterize the table game side of the casino business. We believe that this affords us a more stable and predictable revenue stream than those at facilities characterized primarily by table game operations. The Diamond Jo has added ticket-in ticket-out technology to 100% of its slot machines and Evangeline Downs has added ticket-in ticket-out technology to over 95% of its slot machines. We believe this technology enhances customer service, produces operating efficiencies, allows for players to continue to play during most jackpots and eliminates hopper fills and the down time associated with them.

Competition

Diamond Jo.  The Diamond Jo’s principal competition is the only other licensed gaming facility in Dubuque, the Dubuque Greyhound Park (the “DGP”). The DGP is located approximately three miles north of the Port of Dubuque and currently offers 600 slot machines, live and simulcast greyhound racing and, on a limited basis, simulcast horse racing.  Furthermore, the DGP is permitted to operate up to 1,000 slot machines and is in the process of expanding its facilities to accommodate additional machines, which expansion is anticipated to be completed by June 2005. In addition, a group of private investors is currently constructing a hotel adjacent to the DGP, which is expected to be completed in August 2005. The DGP is owned and operated by the Dubuque Racing Association, or DRA. As a not-for-profit organization, the DRA distributes a percentage of its cash flow to the City of Dubuque and local charities. Legislation recently passed allows the DGP to offer table games and video games that simulate table games, subject to DJL and the DGP filing with the Iowa Gaming Commission an agreement with respect thereto that also allows DJL to operate as a permanently moored barge.

Riverboat gaming licenses in the State of Iowa are granted to not-for-profit “qualified sponsoring organizations” and can be issued jointly to a not-for-profit qualified sponsoring organization and a boat operator. The granting of new licenses requires regulatory approval, which includes, among other things, satisfactory feasibility studies. The DRA is the not-for-profit qualified sponsoring organization that, pursuant to a contract between the parties, holds the excursion riverboat gaming license together with us as the boat operator.

The Iowa Gaming Commission recently rescinded its rule limiting riverboat gaming licenses in Iowa to its existing number and ten proposals have been submitted, including ours for Worth County (as discussed above). A rule still exists that prohibits existing licensees from increasing the number of gaming positions at their gaming facilities without prior Iowa Gaming Commission approval.

The Dubuque gaming market borders other neighboring gaming markets. These neighboring markets include:

(1)           Elgin and Aurora, Illinois to the east;

(2)           Marquette, Iowa and Native American gaming in Wisconsin and Minnesota to the north;

(3)           Des Moines, Iowa and Native American gaming in Tama, Iowa to the west; and

(4)           Clinton, Iowa and the Quad Cities (Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois) to the south.

We believe that the Diamond Jo competes only indirectly with gaming facilities in these neighboring markets. Illinois enacted legislation providing for dockside gaming in 1999. Illinois limits the number of dockside gaming licenses to ten. Nine of the ten licenses have already been issued.  The tenth license is currently pending.

Evangeline Downs.  The nearest competitor to Evangeline Downs is a Native American casino located approximately 50 miles to the south of Lafayette, including several miles off the highway in Marksville. Beyond that, patrons in Lafayette need to drive approximately 50 miles to reach riverboat casinos in Baton Rouge and approximately 70 miles to reach riverboat casinos in Lake Charles and Native American casinos in Marksville and Kinder. Because our competition in Marksville is situated more than 20 miles off the highway, we believe that patrons of the Marksville casino may find the ease of highway access to our racino more convenient.

Louisiana law currently places limitations on the number and types of gaming facilities that may operate in the State. Currently, there are only four horse racetracks in Louisiana with licenses to conduct live racing. Under the Pari-Mutuel Act, each of the four horse racetracks (including our racino) are permitted to install slot machines at their facilities. The horse racetrack nearest to the racino site that is allowed to have gaming operations is located in Vinton, Louisiana, near Lake Charles, which is over 100 miles away. In addition, current Louisiana law permits only 15 riverboat gaming licenses, all of which have currently been awarded.  Also, under current Louisiana law, the only non-Native American land-based casino permitted to operate in the State is the land-based casino currently operating in New Orleans, over 100 miles from Lafayette. Native American gaming facilities operate pursuant to compacts with the State of Louisiana. There currently are only four federally-recognized Native American tribes in Louisiana and only three Native American casinos currently operating in Louisiana, the closest being in Marksville and Kinder which are approximately 50 miles from the racino site. The fourth tribe, which to our knowledge currently does not have a compact with the State of Louisiana, has proposed to develop a casino in DeSoto Parish, over 150 miles from the racino.

Worth County, Iowa

On November 11, 2003, DJW entered into an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa. Under this agreement, we have agreed to design, construct, operate and manage a casino with no less than 700 gaming positions (on an approved body of water of sufficient size to meet state requirements) and a two phase 100-room hotel development (upon obtaining an acceptable third-party investment). In addition, the proposed facility is expected to include a restaurant, two fast food outlets and a bar with entertainment space.  The estimated cost of the project is expected to be approximately $40.4 million.  If a license is granted to the Company by the Iowa Racing and Gaming Commission, the Company intends to finance the project through operating cash flow, borrowings under its senior credit facility and vendor equipment financing.  Based on a schedule set by the Iowa Racing and Gaming Commission, any licenses granted are expected to be granted at a meeting on May 11, 2005.  If we are able to obtain a license at such meeting, we plan on having the facility open by the third quarter of 2006.  Worth County is located on the border of Minnesota and Iowa, approximately 200 miles from the Diamond Jo.

Employees

We maintain a staff of approximately 325 to 375 full-time equivalent employees at the Diamond Jo and staff approximately 575 to 650 full-time equivalent employees at Evangeline Downs, depending upon the time of the year. None of our employees are covered by a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage, and believe we maintain good relations with our employees.

Regulatory Matters

We and our subsidiaries are subject to regulation by the State of Iowa, the State of Louisiana, and, to a lesser extent, by federal law. We and our subsidiaries are subject to regulations that apply specifically to live racing facilities and the gaming and pari-mutuel industry, in addition to regulations applicable to businesses generally. Our racino is subject to the Pari-Mutuel Act and the Louisiana Horse Racing Act. Laws and regulations applicable to our current racetrack and our racino are administered by the Louisiana State Gaming Control Board and the Louisiana State Racing Commission. Legislative or administrative changes in applicable legal requirements, including legislation to prohibit casino gaming, have been proposed in the past. It is possible that the applicable requirements to operate an Iowa or Louisiana gaming facility will become more stringent and burdensome, and that taxes, fees and expenses may increase. It is also possible that the number of authorized gaming licenses in Iowa or Louisiana may increase, which would intensify the competition that we face. Our failure to comply with detailed regulatory requirements may be grounds for the suspension or revocation of one or more of our respective licenses which would have a material adverse effect on our respective businesses.

Iowa Riverboat Gaming Regulation

Our Diamond Jo operations are subject to Chapter 99F of the Iowa Code and the regulations promulgated under that Chapter and the licensing and regulatory control of the Iowa Gaming Commission.  Our license is subject to annual renewal.

Under Iowa law, the legal age for gaming is 21, and wagering on a “gambling game” is legal when conducted by a licensee on an “excursion gambling boat.” An “excursion gambling boat” is an excursion boat or moored barge and a “gambling game” is any game of chance authorized by the Iowa Gaming Commission. Permanent dockside casino gaming was recently authorized by the Iowa Legislature.

The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” A “qualified sponsoring organization” is defined as a nonprofit corporation organized under Iowa law, whether or not exempt from federal taxation, or a person or association that can show to the satisfaction of the Iowa Gaming Commission that the person or association is eligible for exemption from federal income taxation under Sections 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal Revenue Code. Such nonprofit corporation may operate the riverboat itself, or it may enter into an agreement with another boat operator to operate the riverboat on its behalf. A boat operator must be approved and licensed by the Iowa Gaming Commission. DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and has served as the “qualified sponsoring organization” of the Diamond Jo since March 18, 1993. DRA subsequently entered into the DRA Operating Agreement with Greater Dubuque Riverboat Entertainment Company, the previous owner and operator of the Diamond Jo, authorizing Greater Dubuque Riverboat Entertainment Company to operate riverboat gaming operations in Dubuque. The DRA Operating Agreement was approved by the Iowa Gaming Commission on March 18, 1993. The term of the DRA Operating Agreement expires on December 31, 2008. We assumed the rights and obligations of Greater Dubuque Riverboat Entertainment Company under the DRA Operating Agreement.

Even though our operating agreement with the DRA is scheduled to terminate in 2008 and the DRA, subject to satisfying necessary licensing requirements, is permitted to operate a riverboat itself, we expect that we will be able to renew our agreement with the DRA. In order to operate a riverboat itself, the DRA would be required to obtain approval of the Iowa Gaming Commission to operate independently of the Diamond Jo and acquire or construct a boat or barge at a qualifying location within Dubuque county (generally required to be on a lake, the riverfront or within 1,000 feet of the river’s high-water mark). We believe the economic incentive to the DRA of being Diamond Jo’s qualified sponsoring organization, the potential operating and licensing challenges the DRA would face if it were to seek to operate independently of the Diamond Jo and certain benefits to the Dubuque community to have an existing riverboat continue to operate its business, support the likelihood that we will renew our operating agreement with the DRA. In addition, legislation recently passed allows the DGP to offer table games and video games that simulate table games, subject to DJL and the DGP filing with the Iowa Gaming Commission an agreement that also allows DJL to operate as a barge. In the event, however, that our DRA Operating Agreement is not renewed, we believe that we would be able to reach an agreement with a replacement qualified sponsoring organization and renew our gaming license to continue our operations. We can not assure you that we will successfully reach an agreement to renew the DRA Operating Agreement, find a replacement qualified sponsoring organization, or renew our gaming license.

Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming. The electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming on May 17, 1994 by referendum, including gaming conducted by the Diamond Jo. In addition, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such a referendum took place on November 5, 2002 with 79% of the electorate voting on the proposition favoring continued gaming on riverboats in Dubuque County. The next referendum is scheduled for 2010. If any reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier non-renewal or revocation under Iowa law and regulations applicable to all licenses.

Proposals to amend or supplement Iowa’s gaming statutes are frequently introduced in the Iowa state legislature. In addition, the state legislature sometimes considers proposals to amend or repeal Iowa law and regulations, which could effectively prohibit riverboat gaming in the State of Iowa, limit the expansion of existing operations or otherwise affect our operations. Although we do not believe that a prohibition of riverboat gaming in Iowa is likely, we can give no assurance that changes in Iowa gaming laws will not occur or that the changes will not have a material adverse effect on our business.

The Gaming Commission adopted in 1998 a rule that prohibits licensees, including the Diamond Jo, from increasing the number of gaming positions without Iowa Gaming Commission approval. This approval is based on several factors, including whether the increase will:

(1)           positively impact the community in which the licensee operates,

(2)           result in permanent improvements and land-based developments, and

(3)           have a detrimental impact on the financial viability of other licensees operating in the same market.

As a result of this rule, we may be unable to increase the number of gaming positions on the Diamond Jo.

Substantially all of the Diamond Jo’s material transactions are subject to review and approval by the Iowa Gaming Commission. All contracts or business arrangements, verbal or written, with any related party or in which the term exceeds three years or the total value of the contract exceeds $100,000 are agreements that qualify for submission to and approval by the Iowa Gaming Commission subject to certain limited exceptions. The agreement must be submitted within 30 days of execution and approval must be obtained prior to implementation unless the agreement contains a written clause stating that the agreement is subject to commission approval. Additionally, contracts negotiated between the Diamond Jo and a related party must be accompanied by economic and qualitative justification.

We must submit detailed financial, operating and other reports to the Iowa Gaming Commission. We must file weekly gaming reports indicating adjusted gross receipts received from gambling games. Additionally, we must file annual financial statements covering all financial activities related to our operations for each fiscal year. We must also keep detailed records regarding our equity structure and owners.

Iowa has a graduated wagering tax on riverboat gambling equal to five percent of the first one million dollars of adjusted gross receipts, ten percent on the next two million dollars of adjusted gross receipts and twenty two percent on adjusted gross receipts of more than three million dollars. In addition, there will be two assessments due on June 1, 2005 and June 1, 2006 in an amount equal to 2.152% of the licensee’s adjusted gross receipts for fiscal year 2004. These assessments will be used against future state gaming taxes paid by the licensee with a credit for 20% of the assessments paid allowed each year for five consecutive years beginning July 1, 2010. In addition, Iowa riverboats share equally in costs of the Iowa Gaming Commission and related entities to administer gaming in Iowa. For the fiscal year ended December 31, 2004, our share of such expenses was approximately $548,000. Further, the Diamond Jo pays to the City of Dubuque a fee equal to $.50 per passenger.

If the Iowa Gaming Commission decides that a gaming law or regulation has been violated, the Iowa Gaming Commission has the power to assess fines, revoke or suspend licenses or to take any other action as may be reasonable or appropriate to enforce the gaming rules and regulations. In addition, renewal is subject to, among other things, continued satisfaction of suitability requirements.

We are required to notify the Iowa Gaming Commission as to the identity of, and may be required to submit background information regarding, each director, corporate officer and owner, partner, joint venture, trustee or any other person who has a beneficial interest of five percent or more, direct or indirect, in DJL. The Iowa Gaming Commission may also request that we provide them with a list of persons holding beneficial ownership interests in DJL of less than five percent. For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise.  The Iowa Gaming Commission may limit, make conditional, suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest in the person includes or involves any person or entity which is found to be ineligible as a result of want of character, moral fitness, financial responsibility, or professional qualifications or due to failure to meet other criteria employed by the Iowa Gaming Commission.

If any gaming authority, including the Iowa Gaming Commission, requires any person, including a record or beneficial owner of the securities, to be licensed, qualified or found suitable, the person must apply for a license, qualification or finding of suitability within the time period specified by the gaming authority. The person would be required to pay all costs of obtaining the license, qualification or finding of suitability. If a record or beneficial owner of any of the Peninsula Gaming Notes or any membership interest in PGL,  PGP or DJL is required to be licensed, qualified or found suitable and is not licensed, qualified or found suitable by such gaming authority within the applicable time period, the Peninsula Gaming Notes or membership interests, as the case may be, would be subject to regulatory redemption procedures.

The Horse Racing Act and The Pari-Mutuel Act

The Horse Racing Act has been in effect since 1968 and is the basis for the current statutory scheme regulating live and off-track betting for horse racing. The Horse Racing Act states, among other things, that certain policies of Louisiana with respect to horse racing are to: (i) encourage the development of the business of horse racing with pari-mutuel wagering on a high plane; (ii) encourage the development of the breeding and ownership of race horses; (iii) regulate the business of horse racing by licensed horse racing tracks in the state and to provide the orderly conduct of racing; (iv) provide financial assistance to encourage the business of racing horses; and (iv) provide a program for the regulation, ownership, possession, licensing, keeping and inoculation of horses.

The Pari-Mutuel Act became effective on July 9, 1997 and provides for numerous controls and supervision over the operation of slot facilities and requires us to comply with complex and extensive requirements. Failure to adhere to these statutes and regulations will result in serious disciplinary action against us, including monetary fines and suspension or revocation of our licenses.

The Pari-Mutuel Act allows only one facility in each of St. Landry Parish, Bossier Parish, Calcasieu Parish and Orleans Parish to be licensed to operate slot machines at a live horse racing facility. OED is presently the only “eligible facility” in St. Landry Parish under the Pari-Mutuel Act. The Pari-Mutuel Act requires (among other things) that two conditions be met prior to the opening and operation of a slot machine casino at a live racing venue. First, a parish-wide election must approve the operation. In 1997, voters in St. Landry Parish voted to approve the slot machine casino at the racino site. Secondly, the Pari-Mutuel Act requires that an appropriate tax be levied on the slot machine operation. In 2000, an 18.5% license tax was levied upon taxable net slot machine proceeds. Therefore, we believe that both of the conditions required by the Pari-Mutuel Act have been met with respect to the racino at our site in Opelousas within St. Landry Parish.

The Pari-Mutuel Act also provides that the “designated gaming space” in any eligible facility cannot exceed 15,000 square feet, that the licensee will not allow underage gaming and that notice of toll-free telephone assistance for compulsive gamblers will be posted at the facility.  OED currently complies with these requirements.

The Pari-Mutuel Act requires that licensees supplement horse racing purses and pay certain other fees from slot machine proceeds. The Pari-Mutuel Act also levies taxes on the net slot machine proceeds. Licensees must pay fifteen (15%) percent of gross slot machine proceeds to supplement purses at their facilities, pay two (2%) percent to the Louisiana Thoroughbred Breeders Association and also pay one (1%) percent to the Louisiana Quarter Horse Breeders Association. In addition to these payments, we will pay eighteen and one-half (18.5%) percent of the net slot machine proceeds (net of the payments described above) as state taxes and four (4%) percent as local taxes. The effective rate of total taxes and fees is therefore approximately 36.5% of our adjusted gross slot revenue. Additionally, we will also have to pay $0.25 for each patron who attends a live race at our horse racetrack, enters the racino during non-racing season, from the hours of noon to midnight, Thursday through Monday, or enters any one of our OTBs.

To remain an “eligible facility” under the Pari-Mutuel Act, each year we must, among other things, have a minimum of 80 live racing days in a consecutive 20-week period.

The Louisiana State Gaming Control Board

In 1996, Louisiana created the Louisiana Gaming Control Board, which was granted all of the regulatory authority, control and jurisdiction to license and monitor gaming facilities in Louisiana, including our planned racino. To receive a gaming license an applicant and its management must apply to the Louisiana Gaming Control Board and be investigated by the Louisiana State Police prior to licensing. The Louisiana Gaming Control Board and Louisiana State Police must determine that the applicant is suitable to conduct the gaming operations, including that the applicant (and its owners, officers, directors and key employees) is of good character, honesty and integrity, that its prior activities, reputation and associations pose no threat to the public interest or to the effective regulation of the industry and that the applicant is capable of conducting the operation of the slot machine facility. The Louisiana Gaming Control Board must also determine that the applicant has adequate financing from a source suitable and acceptable to the Louisiana Gaming Control Board.

The applicant for a gaming license, its directors, officers, key personnel, partners, and persons holding a five (5%) percent or greater equity or economic interest in the applicant will be required to be found suitable by the Louisiana Gaming Control Board. To receive a license the applicant must file an extensive application with the Louisiana Gaming Control Board, disclosing personal, financial, criminal, business and other information. The applicant is required to pay all costs of investigation. An application for a finding of suitability of a person may be denied for any cause deemed reasonable by the Louisiana Gaming Control Board. Any other person who is found to have a material relationship to or a material involvement with a gaming company also may be required to be investigated in order to be found suitable or be licensed as a business associate of an applicant. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of a gaming company may be deemed to have such a relationship or involvement.

If the Louisiana Gaming Control Board were to find a director, officer or key employee of an applicant unsuitable for licensing purposes or unsuitable to continue having a relationship with an applicant, the applicant would have to dismiss and sever all relationships with such person. The applicant would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a gaming employee permit which may be revoked upon the occurrence of certain specified events.

An applicant must also demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by the laws and regulations in the State of Louisiana. Additionally, the applicant must submit plans and specifications of the gaming premises specifying the layout and design of the gaming space. Proof of tax compliance, both state and federal, is also required. This submission is followed by a thorough investigation by the regulatory authorities of the applicant, its business probity, the premises and other matters. An application for any gaming license, approval or finding of suitability may be denied for any cause that the regulatory authorities deem reasonable.

We received our gaming license to operate slot machines at our racino from the Louisiana Gaming Control Board on January 21, 2003. Our license has a term of five years and is renewable for succeeding five year periods upon application for such renewal. The Louisiana Gaming Control Board retains absolute discretion over the right to renew our license upon the termination of its initial term.

OED’s gaming license authorizes the use of 15,000 square feet of designated gaming space. On February 18, 2003, OED submitted for approval its layout for the casino, which incorporated 1,631 slot machines. OED’s layout was approved based on the type of machines, which were all upright machines. Should OED change the manufacturer, type and/or design of its slot machines prior to installation, it must once again go before the Louisiana Gaming Control Board to obtain approval for the new machines. Once the machines are installed, they must be inspected by regulators and tested prior to the approval of their operation. The moving of the machines also requires the approval of the Louisiana Gaming Control Board.

To maintain our gaming license, each year we must remain an “eligible facility” under the Pari-Mutuel Act. This means that we must, among other things, have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the new horse racetrack and must be a licensed racing association.

Although we have obtained our license to conduct slot machine operations, we continue to be subject to ongoing monitoring and compliance requirements by the Louisiana Gaming Control Board and the Louisiana State Police. We have obtained from the Louisiana Gaming Control Board a video draw poker establishment license and owner device license. The video draw poker establishment license allows us to operate video draw poker devices at our approved OTB locations but not the racino, and the owner device license allows us to own those machines. Regulations require us to comply with rigorous accounting and operating procedures, including the submission of detailed financial and operating reports. Our accounting records must include accurate, complete and permanent records of all transactions pertaining to revenue. Detailed ownership records must be kept on site available for inspection. All records must be retained for a period of five years. Audited financial statements are required to be submitted to the Louisiana State Police. Internal controls have been approved and in place beginning the first day of operation. These controls include handling of cash, tips and gratuities, slot operations, and count room procedures and management information systems. Each licensed facility is required by the Louisiana Gaming Control Board to maintain cash or cash equivalent amounts on site sufficient to protect patrons against defaults in gaming debts owed by the licensee. In addition, licensees are subject to currency transaction report regulations.

We must also strictly comply with mandated operating procedures and supply detailed reports disclosing such compliance. Regulation of a casino’s methods of operations is extensive and will include substantially all aspects of our casino operation. Operating procedures that are subject to regulation include slot machine maintenance and operation, cash management and cash procedures, cage procedures, drop procedures, regulation of weapons in the casino, parking, access to the premises and records by regulators, gaming credit and advertising, surveillance and security standards, safeguards against underage gambling, compulsive gambling programs, physical layout and progressive jackpots.

The Louisiana Gaming Control Board retains the power to suspend, revoke, condition, limit or restrict our license to conduct slot machine operations as a sanction for violating licensing terms or for any cause they deem reasonable. In addition, monetary fines for violations may be levied against us, and our gaming operation revenues may be forfeited to the state under certain circumstances. Initial enforcement actions against a licensee are brought by the Louisiana State Police and are heard before an administrative law judge to whom the Louisiana Gaming Control Board has delegated decision making power. Either party may appeal the ruling of the administrative law judge before the full Louisiana Gaming Control Board. Either party may further appeal the ruling of the Louisiana Gaming Control Board in state court. The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the regulatory authorities and may be amended. Any changes in such laws or regulations, or their current interpretations, could have a material adverse effect on our business, financial condition, results of operations and ability to meet our payment obligations under the notes and our other indebtedness.

The Louisiana Gaming Control Board has broad regulatory power over securities issuances and incurrence of indebtedness by gaming facilities. Substantially all loans, leases, private sales of securities, extensions of credit, refinancings and similar financing transactions entered into by a licensee must be approved by the Louisiana Gaming Control Board. Pursuant to a letter dated January 31, 2003, the Louisiana Gaming Control Board exempted the notes offering from any requirement for prior approval by the Louisiana Gaming Control Board. However, at any time, any holder of the notes may be called before the Louisiana Gaming Control Board to undergo a suitability investigation in the event the Louisiana Gaming Control Board determines that such holder exercises a material influence over us or our operations.

At any time the Louisiana Gaming Control Board may investigate and require the finding of suitability of any shareholder or beneficial shareholder (and if the shareholder is a corporate or partnership entity, then the shareholders or partners of the entity), officer, partner, member, manager or director of a licensee if the Louisiana Gaming Control Board believes such holder exercises a material influence over the licensee. Furthermore, all holders of more than a 5% interest in the licensee, or proposed purchasers of more than a 5% interest are automatically investigated and are required to submit to suitability requirements of the Louisiana Gaming Control Board. Any sale or transfer of more than a 5% interest in any riverboat or slot project is subject to the approval of the Louisiana Gaming Control Board.

Although the Pari-Mutuel Act does not specifically require debt holders to be licensed or to be found suitable, the Louisiana Gaming Control Board, in its sole discretion, may require the holders of debt securities to file applications and obtain suitability certificates from it. Furthermore, if the Louisiana Gaming Control Board finds that any holder exercises a material influence over the gaming operations, a suitability certificate will be required.

If the Louisiana Gaming Control Board finds that any security holder or proposed security holder, including a holder of our debt securities or the debt securities or our subsidiaries, is not qualified pursuant to existing laws, rules and regulations, and if as a result it determines that the licensee is no longer qualified to continue as a licensee, it can propose action necessary to protect the public interest, including the suspension or revocation of a license or permit. It may also issue, under penalty of revocation of license, a condition of disqualification naming the person and declaring that such person may not (a) receive dividends or interest on securities of the licensee, (b) exercise any right conferred by securities of the licensee, (c) receive remuneration or any other economic benefit from the licensee or (d) continue in an ownership or economic interest in the licensee or remain as a director, partner, officer, or manager of the licensee. A security issued by a licensee must generally disclose these restrictions.

Louisiana State Racing Commission

Pari-mutuel betting and the conducting of live horse race meets in Louisiana are strictly regulated by the Louisiana State Racing Commission, which was created pursuant to the Horse Racing Act. The Louisiana Racing Commission is comprised of ten members and is domiciled in New Orleans, Louisiana. In order to be approved to conduct a live race meet and to operate pari-mutuel wagering (including off-track betting), an applicant must show, among other things: (i) racing experience; (ii) financial qualifications; (iii) moral and financial qualifications of applicant and applicant’s partners, officers and officials; (iv) the expected effect on the breeding and horse industry; and (v) the expected effect on the State’s economy.

In 2000, we received from the Louisiana State Racing Commission a license to conduct live race meets and to operate pari-mutuel wagering at our existing facility. The initial term of this license is ten years subject to renewal in 2010. On December 19, 2002, we received approval to transfer our operations under our license from Lafayette Parish to St. Landry Parish upon completion of our new horse racetrack. As a condition to the approval of our racing license, we are required to offer pari-mutuel wagering in the defined casino gaming space at the time we begin conducting slot machine gaming. Our racino includes monitors and other equipment to facilitate live and simulcast wagering within the casino area in compliance with this condition.

The Louisiana State Racing Commission promulgates rules, regulations and conditions for the holding, conducting and operating of all racetracks in the State. Failure to adhere to these regulations may result in substantial fines or the suspension or revocation of our racing license. A revocation or suspension of the racing license would, in turn, result in the revocation or suspension of our gaming license to conduct slot machine operations. Any alteration in the regulation of these activities could have a material adverse effect on our operations.

Federal Regulation of Slot Machines

We are required to make annual filings with the U.S. Attorney General in connection with the sale, distribution or operation of slot machines. We are currently in compliance with such filing requirements.

Potential Changes in Tax and Regulatory Requirements

In the past, federal and state legislators and officials have proposed changes in tax law, or in the administration of the laws, affecting the gaming industry. Regulatory commissions and state legislatures sometimes consider limitations on the expansion of gaming in jurisdictions where we operate and other changes in gaming laws and regulations. Proposals at the national level have included a federal gaming tax and limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. It is not possible to determine with certainty the likelihood of possible changes in tax or other laws or in the administration of the laws. The changes, if adopted, could have a material adverse effect on our financial results.

Liquor Regulations

The sale of alcoholic beverages by us in Iowa is or will be subject to the licensing, control and regulation by liquor agencies, which include the City of Dubuque and the Alcohol Beverage Control Division of the Iowa Department of Commerce. The applicable Iowa liquor laws allow the sale of liquor during legal hours which are Monday through Saturday from 6 a.m. to 2 a.m. the next day and Sunday from 8 a.m. to 2 a.m. on Monday. Subject to few exceptions, all persons who have a financial interest in us, by ownership, loan or otherwise, must be disclosed in an application filed with, and are subject to investigation by, Iowa’s liquor agencies. Persons who have a direct or indirect interest in any Iowa liquor license, other than hotel or restaurant liquor licenses, may be prohibited from purchasing or holding our Existing Notes. All licenses are subject to annual renewal, are revocable and are not transferable. The liquor agencies have the full power to limit, condition, suspend or revoke any license or to place a liquor licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the operations of our business. Many of our owners, officers and managers must be investigated by the liquor agencies in connection with our liquor permits. Changes in licensed positions must be approved by the liquor agencies.

The sale of alcoholic beverages by us in Louisiana is subject to the licensing, control and regulation by the State of Louisiana, Department of Revenue, Office of Alcohol and Tobacco Control, as well as the cities of Opelousas, Carencro, Port Allen, New Iberia and the parish of West Baton Rouge. The applicable liquor laws in the city of Opelousas where the racino is located allow the sale of liquor 24 hours a day 7 days a week.

United States Coast Guard

The Diamond Jo is also regulated by the United States Coast Guard, whose regulations affect boat design and stipulate on-board facilities, equipment and personnel, including requirements that each vessel be operated by a minimum complement of licensed personnel, in addition to restricting the number of persons who can be aboard the boat at any one time. Our riverboat must hold, and currently possesses, a Certificate of Inspection (“COI”) and a Certificate of Documentation from the United States Coast Guard. Loss of the COI would preclude our use of the Diamond Jo as an operating riverboat. In addition, the riverboat is subject to United States Coast Guard regulations requiring periodic hull inspections. The United States Coast Guard, upon our request, allowed us to conduct an underwater hull inspection instead of the traditional out of water dry dock inspection. We completed the underwater inspection in March 2003. The underwater hull inspection did not result in any loss of services of the riverboat. We will be required to perform another hull inspection within 60 months from the date of the completion of the underwater hull inspection. At that time, we may again seek approval from the Coast Guard for an underwater hull inspection in order to avoid any loss of services of the riverboat, although no assurances can be given that the Coast Guard will agree to our request.

Due to changes in Iowa law, we may operate a gaming vessel that is not required to cruise, without a COI. We have received our Permanently Moored Vessel (PMV) permit from the US Army Corp of Engineers.  We are currently working closely with the Coast Guard to give up our COI and become a PMV. The process of becoming a PMV is expected to take at least six months and, if granted, will allow us to reduce our marine personnel to a level fitting of a non-cruising vessel.

All of our marine employees employed on United States Coast Guard regulated vessels, even those who have nothing to do with the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be subject to maritime law at certain times of the year, which, among other things, exempts those employees from state limits on workers’ compensation awards. We maintain workers’ compensation insurance in compliance with applicable Iowa law.

The Maritime Transportation Security Act and Homeland Security

The Maritime Transportation Security Act was passed and signed into law following the events of September 11, 2001. The Coast Guard has published regulations implementing the Act, requiring covered vessels and associated shore facilities to develop and implement comprehensive security plans for preventing and responding to potential terrorist threats. We are in the process of implementing an Alternative Security Plan at the Diamond Jo developed by the American Gaming Association to satisfy the Coast Guard regulations. However, it is not possible to predict the precise impact of these regulations, or other regulations relating to homeland security contemplated by the Coast Guard, upon access to our facility or gaming operations.

The Shipping Act of 1916; The Merchant Marine Act of 1936

The Shipping Act of 1916, and the Merchant Marine Act of 1936, and applicable regulations contain provisions which would prevent persons who are not citizens of the United States from holding in the aggregate more than 25% of our outstanding membership interests, directly or indirectly. DJL’s and PGP’s respective operating agreements contain prohibitions against any purchase or transfer of the Company’s, DJL’s or PGP’s respective membership interests to any person or entity if, following the purchase or transfer, more than 25% of DJL’s membership interests are owned, directly or indirectly, by persons who are not citizens of the United States. Any such purchase or transfer in violation of the Company’s, DJL’s or PGP’s respective operating agreements is null and void, and the Company’s, DJL and PGP will not recognize the purchaser, transferee or purported beneficial owner as a direct or indirect holder of an interest in the Company, DJL or PGP, respectively, for any purpose. To the extent required by maritime laws, the managing member, managers and the officers of the Company, DJL and PGP must be citizens of the United States.

Other Regulations

We and our subsidiaries are subject to federal, state and local environmental and safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Federal Water Pollution Control Act, Occupational Safety and Health Act, Resource Conservation Recovery Act, Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act, each as amended. We have not incurred, and do not expect to incur, material expenditures with respect to these laws. There can be no assurances, however, that we will not incur material liability under these laws in the future.

ITEM 2.                 PROPERTIES

DJL owns a fee interest in the dockside pavilion, adjacent to the Diamond Jo casino, consisting of approximately 36,000 square feet, a surface parking lot within close proximity to the dockside pavilion, and a walkway connecting the dockside pavilion to a ramp, leading to where the Diamond Jo is moored.

In addition to the properties we purchased, we currently lease property used as surface parking consisting of approximately 194 parking spaces that are in close proximity to the Diamond Jo. This leased property is currently owned by the City of Dubuque and leased to DRA, which in turn subleases this property to us. The sublease requires us to pay one dollar per year as rent. The terms of the DRA lease with the City of Dubuque and our sublease with the DRA have each been extended through December 31, 2008.

DJL is are also party to a parking agreement by and among the City of Dubuque, DRA, the Dubuque County Historical Society and the Spirit of Dubuque, which governs the use of additional parking spaces we currently use. This parking agreement gives our patrons the right to use the approximately 194 parking spaces currently subleased from DRA. The agreement also gives our patrons and employees the non-exclusive right to use approximately 633 additional parking spaces that are owned by the City of Dubuque and the Dubuque County Historical Society and are located in close proximity to the Diamond Jo. In exchange for these parking rights and the extension of the sublease with the DRA, we are required, under some circumstances, to share costs of maintaining the subleased parking lots.

Our new racino sits on and is bounded by approximately 649 acres of owned land located in Opelousas that we purchased in 2002 and 2003.  We have constructed a 170,000 square foot building and a one mile dirt racetrack on this site.  A portion of the purchase price for certain parcels of such land was financed by the seller of such parcels by OED issuing a $3,850,000 note payable to the seller. The note was payable in seven equal annual installments of $550,000 beginning October 24, 2004 and initially bore interest at a rate of 4.75% of the unpaid balance due monthly in arrears on the fifth day of each month beginning on December 5, 2003. The note is collateralized by a mortgage on the property. Simultaneously with the payment of each $550,000 annual installment, seller agreed to release from the mortgage one of seven parcels of land into which the land was equally divided.  In December 2004, OED amended the mortgage and promissory note, which agreements are pending before the Louisiana Gaming Control Board to, among other things, allow for the postponement of the first principal payment to February 2005 and an increase in the interest rate to 8.75% per annum.

The holder of the promissory note filed for suitability qualification with Louisiana gaming authorities, which application is also pending.

In addition to our new racino, OED owns the land, building and improvements of the Port Allen OTB and leases the facility that comprises the New Iberia OTB.

ITEM 3.                 LEGAL PROCEEDINGS

In October 2003, OED filed a Petition for Declaratory Judgment in state court in St. Landry Parish, Louisiana, naming the Secretary of the Department of Revenue and Taxation for the State of Louisiana, the St. Landry Parish School Board and the City of Opelousas, seeking a definitive ruling on the extent of its tax liability and seeking to prevent Louisiana state and local governmental authorities from assessing sales taxes in connection with its construction and equipping of the Evangeline Downs casino and racetrack. Louisiana law provides that racetracks are not required to pay taxes other than those provided in the racing statutes and that taxes and fees provided in the racing statutes are in lieu of, among other things, all other state and local taxes, including sales taxes. In response to a request by OED for clarification of its tax status, the State of Louisiana Department of Revenue delivered a letter to OED, dated April 9, 2001, confirming that all purchases of tangible personal property and taxable services by pari-mutuel racetracks and off-track betting facilities are exempt from the payment of sales tax. In a response filed by the City of Opelousas with the district court in February 2005, the City of Opelousas has generally argued that the exemption under the racing statutes should not extend to the purchase of goods, materials and services for non-racing operations, which include, for example, the operation of slot machines, restaurants, lounges and shops.

OED has paid all applicable sales taxes relating to the purchase of slot machines at the casino, but has not paid sales taxes relating to the construction of the facility or the purchase of other tangible personal property in connection therewith. OED’s motion for summary judgment is currently pending before the district court, and a hearing on the motion is scheduled for April 2005. Based on the advice of outside regulatory counsel, OED is optimistic that the district court will agree with the position articulated by the Department of Revenue and Taxation and render summary judgment in OED’s favor. If the issue, however, is ultimately determined adversely to OED, and OED is required to pay sales taxes on its non-racing related activities, based upon current estimates and depending on how the issue is ultimately resolved, such taxes could range from $1.5 million to $8 million.

Other than as described above, neither we nor our subsidiaries are a party to, and none of our nor our subsidiaries’ property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any of PGL’s, DJL’s or PGC’s common equity securities.

As of March 15, 2005, PGP was the only holder of record of the common equity of PGL.  In May 2004, PGP repurchased 147,553 units of its convertible preferred membership interests from an unrelated third party for approximately $4.5 million.  The repurchase was funded by a distribution of cash to PGP from DJL.  In fiscal years 2004, 2003 and 2002, PGL and/or its subsidiaries paid distributions of $2,530,706, $1,557,143 and $1,260,012, respectively, to PGP in respect of (i) compensation for certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members, and (iii) tax, accounting, legal and administrative costs and expenses of PGP.  These amounts were recorded as member distributions.

Significant restrictions exist on our ability to make member distributions.  See Note 4 to the consolidated financial statements for information on such restrictions.

ITEM 6.                 SELECTED FINANCIAL DATA

The following table represents selected consolidated financial data of PGL for the five years ended December 31, 2004.

The selected historical financial data for the five years ended December 31, 2004 are derived from audited financial statements of the Company and its subsidiaries.  The selected financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and the related notes included elsewhere in this document.

2004	2003	2002	2001	2000
(Dollars in thousands)
Statement of Operations Data
REVENUES:
Casino	$119,921	$56,795	$48,262	$47,710	$45,519
Racing	20,001	17,774	15,510
Food and beverage	11,464	4,565	3,886	2,745	2,663
Other	1,434	589	145	132	169
Less promotional allowances	(7,966)	(3,221)	(2,615)	(2,470)	(2,599)
Total net revenues	144,854	76,502	65,188	48,117	45,752
EXPENSES:
Casino	60,911	24,092	20,992	20,812	19,954
Racing	16,959	14,646	12,651
Food and beverage	9,218	4,282	3,820	2,857	2,856
Boat operations	2,231	2,322	2,296	2,259	2,242
Other	1,076	443	27	22	37
Selling, general and administrative	21,405	11,609	8,303	6,244	6,022
Depreciation and amortization	12,355	3,324	2,950	3,963	3,571
Pre-opening expense	367	3,257
Development expense	242	102
Management severance and recruiting	593
Affiliate management fees	757	175
(Gain) loss on disposal of assets	(716)	50	8	152	122
Litigation settlement	1,600
Referendum	771
State of Wisconsin government relations	55	147
Total expenses	125,398	64,302	53,473	36,456	34,804
Income from operations	19,456	12,200	11,715	11,661	10,948
OTHER INCOME (EXPENSE):
Interest income	170	490	46	184	434
Interest expense, net of amounts capitalized	(26,775)	(25,072)	(11,888)	(9,640)	(9,507)
Loss on early retirement of debt	(37,566)
Interest expense related to preferred members’ interest, redeemable(1)	(360)	(180)
Total other expense	(64,531)	(24,762)	(11,842)	(9,456)	(9,073)
Preferred member distributions(1)	(180)	(373)	(386)	(630)
Minority interest	(232)
Net income (loss) to common members’ interests	$(45,075)	$(12,742)	$(732)	$1,819	$1,245

Ratio of earnings to fixed charges(2)	0.3	x	0.5	x	0.9	x	1.2	x	1.1	x
Pro forma ratio of earnings to fixed charges(3)	0.7	x

Other Data
Cash flows from/(used in) operating activities	$(21,875)	$769	$11,784	$7,250	$4,951
Cash flows (used in) investing activities	(6,786)	(94,695)	(37,790)	(2,816)	(2,409)
Cash flows from/(used in) financing activities	18,007	104,575	28,993	(5,273)	(2,099)
Distributions to common members	7,031	1,557	1,260	1,761	1,918

	2004	2003	2002	2001	2000
Balance Sheet Data
Current assets	$17,418	$40,227	$12,160	$8,034	$9,134
Total assets	243,069	261,519	126,448	84,374	86,788
Current liabilities	34,271	46,321	35,358	3,964	3,533
Total debt(1)	279,378	228,825	102,944	70,860	70,764
Preferred members’ interest, redeemable(1)			4,000	4,000	7,000
Total members’ equity (deficit)	(62,599)	(10,629)	3,671	5,663	5,604

(1)           In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. As a result of the adoption of SFAS No. 150 on July 1, 2003, we reclassified our $4 million mandatory redeemable preferred members’ interest from the mezzanine section of the consolidated balance sheet to long-term debt. Further, preferred member distributions paid or accrued subsequent to adoption of SFAS No. 150 are required to be presented as interest expense separately from interest due to other creditors. The Company was not required to record a cumulative effect of a change in an accounting principle as the redeemable preferred members’ interest was recorded at fair value prior to July 1, 2003. We are precluded from reclassifying prior period amounts pursuant to this standard.

(2)           For purposes of determining the ratio of earnings to fixed charges, earnings are defined as net income (loss) to common members’ interests plus fixed charges. Fixed charges include interest expense on all indebtedness, including amounts capitalized, amortization of deferred financing costs and debt discount and preferred member distributions. Earnings were insufficient to cover fixed charges for the years ended December 31, 2004, 2003 and 2002 by $46.1 million, $14.9 million and $0.8 million, respectively.

(3)           For purposes of determining the pro forma ratio of earnings to fixed charges for the year ended December 31, 2004, earnings are defined as net income (loss) to common members’ interests plus fixed charges, in each case, after giving effect to our debt refinancing as discussed in Note 16 to the consolidated financial statements as if it had occurred on December 31, 2003. Earnings were insufficient to cover fixed charges for the year ended December 31, 2004 by $7.3 million.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our “Selected Financial Data” and the financial statements and the related notes thereto appearing elsewhere in this report.

Forward Looking Statements

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words.  These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends.  Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved.  Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

•      the availability and adequacy of our cash flow to satisfy our obligations, including payment of the Peninsula Gaming Notes and additional funds required to support capital improvements and development;

•      economic, competitive, demographic, business and other conditions in our local and regional markets;

•      changes or developments in the laws, regulations or taxes in the gaming and horse racing industry;

•      actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, members and shareholders, as well as legislative, regulatory, judicial and other governmental authorities;

•      changes in business strategy, capital improvements, development plans, including those due to environmental remediation concerns, or changes in personnel or their compensation, including federal, state and local minimum wage requirements;

•      the loss of any license or permit, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis;

•      the termination of our operating agreement with the Dubuque Racing Association, Ltd. or the failure of the Dubuque Racing Association, Ltd. to continue as our “qualified sponsoring organization;”

•      the loss of our riverboat casino or land-based facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•      potential exposure to environmental liabilities, changes or developments in the laws, regulations or taxes in the gaming or horse racing industry or a decline in the public acceptance of gaming or horse racing and other unforeseen difficulties associated with a new venture;

•      adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of OED and DJL; and

•      other factors discussed in our other filings with the Securities and Exchange Commission.

Overview

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 749 slot machines and 17 table games, (ii) the Evangeline Downs racino development with 1,627 slot machines and a one-mile horse racetrack in Opelousas, Louisiana and (iii) two OTBs, one in Port Allen, Louisiana and one in New Iberia, Louisiana. In December 2003 we began casino operations at our new racino in Opelousas, Louisiana.  In December 2004, horse racing operations that were conducted at our nearby pari-mutuel wagering complex in Lafayette, Louisiana were transferred to our new racino.

Results of Operations

Our results of operations discussed below include the consolidated results of operations of the Company and DJL for the years ended December 31, 2004, 2003 and 2002, the results of operations of OED for the years ended December 31, 2004 and 2003 and the period February 15, 2002 (the date OED was acquired) through December 31, 2002 and the results of operations of OEDA for the period January 1, 2004 through June 30, 2004 (the date which OEDA was spun-off) and the years ended December 31, 2003 and 2002.

Statement of Operations Data

	Year Ended December 31,
	2004	2003	2002
General corporate	$(1,276,007)
Diamond Jo	14,225,426	$15,351,014	$12,011,923
Evangeline Downs (including OEDA)	6,506,366	(3,150,948)	(297,306)
Income from operations	$19,455,785	$12,200,066	$11,714,617

	Diamond Jo			Evangeline Downs
	Year Ended December 31,			Year Ended December 31,		Period from February 15, 2002 to December 31,
	2004	2003	2002	2004	2003	2002

Revenues:
Casino	$50,964,152	$53,567,052	$48,262,485	$68,956,783	$3,227,477
Racing				20,000,703	17,773,481	$15,509,989
Food and beverage	2,896,792	3,027,064	2,806,118	8,567,302	1,538,374	1,080,208
Other	487,765	421,907	144,817	946,370	167,361
Less promotional allowances	(2,633,454)	(3,011,987)	(2,615,355)	(5,332,330)	(209,147)
Net revenues	51,715,255	54,004,036	48,598,065	93,138,828	22,497,546	16,590,197
Expenses:
Casino	22,831,003	22,182,740	20,992,183	38,079,749	1,908,730
Racing				16,958,738	14,646,351	12,650,996
Food and beverage	2,641,480	2,781,945	2,822,160	6,576,865	1,500,065	998,205
Boat operations	2,231,223	2,322,126	2,295,771
Other	390,134	383,030	27,471	685,730	59,934
Selling, general and administrative	6,921,574	8,331,577	6,847,903	13,556,447	3,277,507	1,454,476
Depreciation and amortization	2,678,488	2,499,597	2,766,543	9,677,015	823,944	183,826
Pre-opening expense				367,488	3,256,963
Management severance and recruiting	293,637			191,480
Affiliate management fees				757,430	175,000
Development expense		102,272
(Gain) loss on disposal of assets	(497,710)	49,735	8,000	(218,480)
Litigation settlement						1,600,000
Referendum			771,111
State of Wisconsin government relations			55,000
Total expenses	37,489,829	38,653,022	36,586,142	86,632,462	25,648,494	16,887,503
Income (loss) from operations	$14,225,426	$15,351,014	$12,011,923	$6,506,366	$(3,150,948)	$(297,306)

2004 Compared to 2003

Net revenues increased $68.4 million, or 89.3%, to $144.9 million for the year ended December 31, 2004 from $76.5 million for the year ended December 31, 2003. The majority of this increase is due to an increase in OED’s casino revenues of $65.8 million to $69.0 million for the year ended December 31, 2004 from $3.2 million for the year ended December 31, 2003 as a result of the opening of the casino portion of the racino in December 2003.  Daily casino win per position at OED was $119 for the year ended December 31, 2004.  Diamond Jo’s casino revenues decreased $2.6 million, or 4.9%, to $51.0 for the year ended December 31, 2004 from $53.6 million for the year ended December 31, 2003.  Diamond Jo’s slot revenue decreased $1.7 million, or 3.6%, for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily due to a decrease in coin-in of 5.0% over the same period. Diamond Jo’s table game revenue decreased $0.9 million, or 14.0%, for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily due to a 6.6% decrease in table drop and a decrease in hold percentage to 18.6% for the year ended December 31, 2004 compared to 20.2% for the year ended December 31, 2003.  Management believes that a significant portion of the decrease in slot and table game revenues can be attributed to the re-opening of a Native American casino approximately 125 miles southwest of the Diamond Jo on January 1, 2004.  This casino was closed from mid May 2003 through December 2003.

Casino gaming win in the entire Dubuque market decreased 3.6% to $93.8 million for the year ended December 31, 2004 from $97.2 million for the year ended December 31, 2003. We believe this decrease was primarily attributed to the re-opening of a nearby Native American casino as discussed above. Our share of the Dubuque market casino gaming win decreased to 54.4% for the year ended December 31, 2004 from 55.1% for the year ended December 31, 2003. Casino revenues at the Diamond Jo were derived 88.8% from slot machines and 11.2% from table games for the year ended December 31, 2004 compared to 87.6% from slot machines and 12.4% from table games for the year ended December 31, 2003. Consistent with a decrease in casino revenue, our casino win per gaming position per day at the Diamond Jo decreased to $159 for the year ended December 31, 2004 from $171 for the year ended December 31, 2003. For the year ended December 31, 2004, our share of the Dubuque market casino admissions increased to 52.2% from 50.7% for the year ended December 31, 2003. For the year ended December 31, 2004, our casino win per admission at the Diamond Jo decreased to $49 from $51 for the year ended December 31, 2003.

Racing revenues at OED for the year ended December 31, 2004 were $20.0 million compared to $17.8 million for the year ended December 31, 2003. The increase in racing revenues was attributed to an increase in video poker revenues of $2.0 million at OED’s Port Allen OTB facility.  During 2003, OED completed a renovation and the installation of 100 video poker machines at the Port Allen facility.  Until OED received its video poker license, the machines were operated by an independent third party who shared in a portion of the video poker proceeds.  After receiving its video poker license, OED took over operation of the video poker machines in late 2003 and, as a result, began receiving 100% of the revenues.

Net food and beverage revenues, other revenues and promotional allowances increased $3.0 million during the year ended December 31, 2004 compared to the year ended December 31, 2003 due primarily to food and beverage revenues generated from OED’s new racino.

Casino operating expenses increased $36.8 million to $60.9 million for the year ended December 31, 2004 from $24.1 million for the year ended December 31, 2003 due primarily to an increase in casino expenses at OED of $36.1 million primarily related to purse supplements and gaming taxes which are based on net casino revenues and casino related payroll.

Racing expenses increased 15.8% to $17.0 million for the year ended December 31, 2004 from $14.6 million for the period ended December 31, 2003 due primarily to (i) an increase in operating expenses of $1.0 million at OED’s Port Allen OTB related to the addition of 100 new video gaming devices as discussed above and (ii) an increase in live horse racing expenses of approximately $1.0 million primarily due to the addition of live quarter horse meets held in September and October of 2004.

Food and beverage expenses increased $4.9 million to $9.2 million for the year ended December 31, 2004 from $4.3 million for the year ended December 31, 2003 due primarily to food and beverage expenses at OED related to the opening of OED’s new racino. Boat operation expenses at the Diamond Jo decreased $0.1 million to $2.2 million for the year ended December 31, 2004 from $2.3 million for the year ended December 31, 2003. Other expenses increased $0.6 million primarily due to costs associated with OED’s outdoor entertainment venue.

Selling, general and administrative expenses increased $9.8 million to $21.4 million for the year ended December 31, 2004 from $11.6 million for the year ended December 31, 2003. This increase was due to an increase in general and administrative expenses at OED of $10.3 million due primarily to payroll, marketing and other general and administrative expenses associated with the new racino offset by a decrease in non-corporate general and administrative expenses at the Diamond Jo of approximately $0.6 million due primarily to a decrease in management compensation at the Diamond Jo of $0.2 million and a decrease of $0.4 million related to a charitable giving agreement with an Iowa non-for-profit organization which was expensed in 2003.

Depreciation and amortization expenses increased to $12.4 million for the year ended December 31, 2004 from $3.3 million for the year ended December 31, 2003 due primarily to an increase in depreciation of property and equipment at OED of approximately $8.9 million due to the casino opening on December 19, 2003.  During the first quarter of 2002, 2003 and 2004, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill and indefinite lived intangible assets .

Pre-opening expenses of $0.4 million and $3.3 million for the years ended December 31, 2004 and 2003, respectively, relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the racino project. Development expenses of approximately $0.2 million and $0.1 million for the years ended December 31, 2004 and 2003, respectively, relate to expenses incurred relative to us entering into an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa. Under this agreement, we have agreed to design, construct, operate and manage a casino with no less than 700 gaming positions (on an approved body of water of sufficient size to meet state requirements) and a two phase 100-room hotel development (upon obtaining an acceptable third-party investment). Management severance and recruiting expenses of $0.6 million relate to severance costs incurred by the Company in relation to turnover of upper management and various fees and expenses incurred in finding new management personnel.  Affiliate management fees of $0.8 million during the year ended December 31, 2004 relate to management fees to related parties primarily related to a consulting agreement at OED for the racino.

Gain on disposal of assets of $0.7 million for the year ended December 31, 2004 relates primarily to the disposal of slot machines during the fourth quarter of 2004.

Income from operations increased $7.3 million to $19.5 million for the year ended December 31, 2004 from $12.2 million for the year ended December 31, 2003.  OED’s income from operations increased by $9.7 million due to the new racino operation as discussed above offset by lower income from operations of $2.4 million at Diamond Jo and corporate due primarily to lower net gaming revenues as described above.

Net interest expense, including loss on early retirement of debt and interest expense related to DJL’s redeemable preferred member interests, increased $39.7 million to $64.5 million for the year ended December 31, 2004 from $24.8 million for the year ended December 31, 2003. This increase is primarily due to the loss on early retirement of debt of $37.6 million related to our debt refinancing activities discussed below under “Liquidity and Capital Resources”.  The remaining difference is primarily related to the timing the offering by OED of its 13% Senior Secured Notes due 2010 with Contingent Interest (the “OED Notes”), which occurred on February 25, 2003, and lower capitalized interest as the racino project was nearing completion.  Interest expense of approximately

$1.3 million and $2.2 million was capitalized as part of our construction of the racino during the years ended December 31, 2004 and 2003, respectively.

2003 Compared to 2002

Net revenues increased 17.4% to $76.5 million for the year ended December 31, 2003 from $65.2 million for the year ended December 31, 2002. The majority of this increase is due to an increase in the Diamond Jo’s slot revenue of 10.7%, or $4.5 million, for the year ended December 31, 2003 compared to the year ended December 31, 2002, primarily due to an increase in coin-in of 9.5% over the same period. We believe this increase in slot revenue was largely attributable to the recent economic development in the Port of Dubuque known as the America’s River Project, where the Diamond Jo is located, which includes the opening of a new riverwalk and related amenities, a new riverfront hotel, which includes an indoor water park and the National Mississippi River Museum and Aquarium. The increase in slot revenue was also attributable to (i) the construction of our new outdoor entertainment venue featuring nationally recognized musicians weekly from June through September, (ii) a decrease in competition in the Eastern Iowa market due to the temporary closing of a Native American casino approximately 125 miles southwest of the Diamond Jo and (iii) internal factors such as targeted promotions to capitalize on opportunities related to the Port of Dubuque development and reduced competition noted above as well as our continued focus on targeted players club promotions and maintenance of our slot mix, which includes the addition of 47 nickel slot machines. In addition, our table game revenue at the Diamond Jo increased 13.3%, or $0.8 million, for the year ended December 31, 2003 compared to the year ended December 31, 2002, primarily due to an increase in the total table game drop of 6.0% and a 1.3 percentage point increase in our table game hold percentage over the same period. The majority of the remaining increase in our net revenues was due to an increase in net revenues at OED. Net revenues at OED increased due primarily to an increase in casino revenue of $3.2 million derived from OED’s new racino which opened its doors to the public on December 19, 2003 and an increase in racing revenues of $2.3 million due primarily to the fact that we did not acquire a 50% interest in OED until February 15, 2002, as well as an increase in video poker revenues of approximately $0.6 million at OED’s renovated OTB in Port Allen, Louisiana. Our results of operations during the period ended December 31, 2002 only include ten and one-half months of OED operations compared to a full twelve months of operations during the year ended December 31, 2003.

Casino gaming win in the Dubuque market increased 9.6% to $97.2 million for the year ended December 31, 2003 from $88.7 million for the year ended December 31, 2002. We believe this increase was primarily due to our ability to capitalize on the recent economic development in the Port of Dubuque, a decrease in competition in the Eastern Iowa market, strategic use of targeted players club promotions and a continued focus on maintenance of our slot mix as noted above combined with a continued focus by operators at the DGP on maintenance of their slot mix during such periods as well as benefiting from the reduced competition in the Eastern Iowa market as noted above. Our share of the Dubuque market casino gaming win increased to 55.1% for the year ended December 31, 2003 from 54.4% for the year ended December 31, 2002. Our casino revenues at the Diamond Jo increased 11.0% to $53.6 million for the year ended December 31, 2003 from $48.3 million for the year ended December 31, 2002. This percentage increase was the third highest percentage increase in casino revenues for all thirteen casinos in the State of Iowa as reported to the Iowa Gaming Commission for the year ended December 31, 2003 compared to the year ended December 31, 2002. This increase was due to a 10.7% increase in slot revenues and a 13.3% increase in table game revenues as discussed above. Casino revenues at the Diamond Jo were derived 87.6% from slot machines and 12.4% from table games for the year ended December 31, 2003 compared to 87.8% from slot machines and 12.2% from table games for the year ended December 31, 2002. Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased 9.1% to $171 for the year ended December 31, 2003 from $157 for the year ended December 31, 2002. Admissions to the casinos in the Dubuque market increased 6.1% to 2,080,000 for the year ended December 31, 2003 from 1,960,000 for the year ended December 31, 2002. For the year ended December 31, 2003, our share of the Dubuque market casino admissions increased to 50.7% from 50.5% for the year ended December 31, 2002. Our admissions at the Diamond Jo for the year ended December 31, 2003 increased 6.5% to 1,054,000 from 990,000 for the year ended December 31, 2002. For the year ended December 31, 2003 our casino win per admission at the Diamond Jo increased 4.2% to $50.81 from $48.76 for the year ended December 31, 2002. Casino revenues of $3.2 million at OED consisted solely of revenues from slot machines at OED’s recently opened racino. Casino win per position at OED was $236 for the year ended December 31, 2003.

Racing revenues at OED for the year ended December 31, 2003 were $17.8 million compared to $15.5 million for the period February 15, 2002 (the date OED was acquired) to December 31, 2003. The increase in racing revenues was directly related to the timing of the acquisition of OED as discussed above and an increase in video poker revenues of $0.6 million resulting from OED’s Port Allen OTB facility renovation and the installation of 100 video poker machines during the second quarter of 2003.

Net food and beverage revenues, other revenues and promotional allowances increased $0.5 million during the year ended December 31, 2003 compared to the year ended December 31, 2002 due primarily to food & beverage revenues generated from OED’s new racino and revenues from the Diamond Jo’s new outdoor entertainment venue as discussed above.

Casino operating expenses increased 15.3%, or $3.2 million, to $24.1 million for the year ended December 31, 2003 from $20.9 million for the year ended December 31, 2002 due primarily to (i) casino expenses at OED of $1.9 million primarily related to purse supplements and gaming taxes which are based on net casino revenues and casino related payroll and (ii) an increase in gaming taxes at the Diamond Jo of $1.1 million associated with our increased casino revenues. Racing expenses increased 15.8% to $14.6 million for the year ended December 31, 2003 from $12.7 million for the period ended December 31, 2002 due primarily to (i) timing of the acquisition of OED in 2002 as discussed above and (ii) an increase in operating expenses of $0.6 million related to the addition of 100 new video gaming devices at OED’s renovated OTB in Port Allen, Louisiana.

Food and beverage expenses increased 12.1%, or $0.5 million, to $4.3 million for the year ended December 31, 2003 from $3.8 million for the year ended December 31, 2002 due primarily to food and beverage expenses at OED related to the opening of OED’s new racino. Boat operation expenses at the Diamond Jo were substantially unchanged at $2.3 million for the year ended December 31, 2003 and 2002. Other expenses increased $0.4 million primarily due to costs associated with the Diamond Jo’s new outdoor entertainment venue as discussed above.

Selling, general and administrative expenses increased 39.8% to $11.6 million for the year ended December 31, 2003 from $8.3 million for the year ended December 31, 2002. This increase was due to (i) an increase in general and administrative expenses at OED of $2.0 million due primarily to payroll, marketing and other general and administrative expenses associated with the new racino and the timing of the acquisition of OED (as discussed above), including an increase in professional fees at OED of approximately $0.2 million and an increase in insurance expense at OED of approximately $0.2 million, and (ii) an increase in general and administrative expenses at the Diamond Jo of approximately $1.6 million due primarily to an increase in management compensation at the Diamond Jo of $0.6 million, an increase in donations of $0.3 million related to a charitable giving agreement with an Iowa non-for-profit organization and an increase in insurance expense at the Diamond Jo of $0.1 million.

Depreciation and amortization expenses increased 12.6% to $3.3 million for the year ended December 31, 2003 from $3.0 million for the year ended December 31, 2002 due primarily to depreciation of property and equipment at OED’s racino of approximately $0.3 million during the period December 19, 2003 (date at which the racino was opened to the public) through December 31, 2003. During the first quarter of 2002, we performed a transitional impairment test on goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” and determined the estimated fair value of the Company exceeded its carrying value as of that date. During the first quarter of 2003, we performed its annual impairment test on goodwill in accordance with SFAS No. 142 and determined that the estimated fair value the Company exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill.

Pre-opening expenses of $3.3 million for the year ended December 31, 2003 relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the racino project. Development costs of approximately $0.1 million related to expenses incurred relative to us entering into an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa.  Litigation settlement of $1.6 million for the year ended December 31, 2002 relates to OED’s settlement with the Louisiana Horsemen’s Benevolent and Protective Association 1993, Inc. (the “LHBPA”) in February 2003. Referendum costs of $0.8 million during the year ended December 31, 2002 relate to various advertising and promotional expenses to promote the approval of continued gaming on riverboats in Dubuque County in 2002. During 2002, we incurred expenses of $55,000 related to a governmental relations services agreement with respect to gaming issues and developments in the State of Wisconsin which might affect us and our gaming operations. We do not plan to incur any additional expenses to provide such governmental relations services relative to the State of Wisconsin.

Income from operations increased $0.5 million to $12.2 million for the year ended December 31, 2003 from $11.7 million for the year ended December 31, 2002.

Net interest expense, including interest expense related to our redeemable preferred member interests, increased 109.1% to $24.8 million for the year ended December 31, 2003 from $11.8 million for the year ended December 31, 2002. This increase is due to (i) an increase in net interest expense at OED of $12.7 million primarily associated with interest on the OED Notes and on OED’s senior credit facilities with Wells Fargo Foothill, the amortization and write-off of deferred financing costs associated with OED’s term loan with Wells Fargo Foothill and certain notes payable by OEDA (all of which were repaid in February 2003 with the proceeds of the offering of the OED Notes) and timing of the OED acquisition as discussed above, (ii) our adoption of FASB Statement No. 150 on July 1, 2003 which requires that interest expense associated with our redeemable preferred members interest be included in interest expense (prior to July 1, 2003, this amount was included as a separate line item above “Net income for common members’ interest” and not included in “Total other expenses” with interest expense) and (iii) interest associated with our senior secured credit facility with Wells Fargo Foothill dated February 23, 2001 (the “DJL Credit Facility”), $12.0 million of which was drawn down by DJL on February 15, 2002 to consummate the acquisition of OED, resulting in twelve months of interest during the year ended December 31, 2003 compared to only ten and one-half months of interest during the year ended December 31, 2002. Interest expense of approximately $2.2 million and $0.1 million was capitalized as part of our construction of the racino during 2003 and 2002, respectively.

Liquidity and Capital Resources

Cash Flows from Operating, Investing and Financing Activities

Our cash balance decreased $10.7 million during the year ended December 31, 2004 to $10.5 million from $21.2 million at December 31, 2003.

Cash flows from operating activities declined by $22.7 million to a use of $21.9 million for the year ended December 31, 2004 compared to proceeds of $0.8 million for the year ended December 31, 2003.  The decline is primarily due to tender and call premiums and consent fees paid on early retirement of debt of $23.1 million.

Cash flows used in investing activities for the year ended December 31, 2004 was $6.8 million consisting of cash inflows of (i) draws from restricted cash accounts held by the trustee of the OED Notes of approximately $20.0 million and (ii) cash proceeds from the maturity and sale of restricted investments of $15.8 million. These cash inflows were offset by (i) payments of approximately $38.2 million for construction, architecture fees and other development costs associated with the racino project and (ii) net cash outflows of approximately $5.1 million used for capital expenditures mainly related to the purchase of new slot machines at DJL and conversions of slot machines at OED to incorporate ticket-in, ticket-out technology, which we believe enhances customer service, produces operating efficiencies and eliminates hopper fills and the down time associated with them.  These expenditures combined with a noncash manufacturer financed purchase of 763 slot machines, of which 346 were installed at the Diamond Jo and 417 were installed at OED, equipped with ticket-in, ticket-out technology have resulted in having ticket-in, ticket-out technology installed in 100% of the slot machines at the Diamond Jo and in over 95% of the slot machines at OED.

Cash flows from financing activities for the year ended December 31, 2004 of $18.0 million reflects (i) net proceeds from the offering of the Peninsula Gaming Notes of approximately $229.7 million, (ii) proceeds from advances under the revolver portion of the PGL Credit Facility of approximately $19.9 million, (iii) proceeds from the initial draw under the Term Loan portion of the PGL Credit Facility of approximately $14.7 million and (iv) proceeds from OED’s draws under the OED FF&E Facility of $3.5 million. These proceeds were offset by (i) redemption of $71.0 million aggregate principal amount of DJL’s 12 1/4%  senior Secured Notes due 2006 (the “DJL Notes”), (ii)  redemption of $116.3 million aggregate principal amount of OED Notes, (iii) aggregate principal payments on borrowings under OED’s FF&E credit facility with Wells Fargo Foothill (the “OED FFE&E Facility”) of $16.0 million, (iv) aggregate principal payments on borrowings under the DJL Credit Facility of $11.3 million, (v) aggregate principal payments on borrowings under OED Credit Facility of $5.0 million, (vi) aggregate principal payments on borrowings under the revolver portion of the PGL Credit Facility of $6.0 million, (vii) aggregate principal payments under the term loan portion of the PGL Credit Facility of $2.0 million, (viii) aggregate principal payments on notes payable of $1.0 million, (ix) payment of fees and expenses associated with the offering of the Peninsula Gaming Notes and the consummation of the PGL Credit Facility of approximately $14.2 million and (x) member distributions of approximately $7.0 million.

As of December 31, 2004, the Company had $13.9 million and $12.7 million outstanding under the revolver portion and term loan portion of the PGL Credit Facility, respectively.  In addition, as of December 31, 2004, the Company had outstanding letters of credit of approximately $4.0 million.

Financing Activities

On February 25, 2003, OED completed the private placement of $123.2 million aggregate principal amount of OED Notes, of which $116.3 million principal amount was redeemed in March 2004 as described below. The OED Notes bear interest at a rate of 13% per year which is payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2003. Contingent interest began accruing on the OED Notes in the first full fiscal year after the casino began operations in an amount equal to 5.0% of OED’s cash flow for the applicable period, subject to certain limitations.

OED may defer paying a portion of contingent interest under certain circumstances set forth in the indenture governing the OED Notes. Neither the Company nor DJL is an obligor under the OED Notes or is required to provide credit support with respect to OED’s payment obligations thereunder.

In March 2003, OED entered into a participation agreement with a third party operator to own and operate 100 video poker machines at OED’s OTB in Port Allen, Louisiana. In December 2003, OED obtained its license to own and operate video poker machines. In accordance with the participation agreement, OED assumed the remaining balance of an original $663,700 promissory note payable in exchange for ownership of the 100 video poker machines. The note bears interest at 9.5% and is payable in monthly installments of principal and interest of $31,250 with the last payment due July 1, 2005. The note is collateralized by a security interest in the machines.

In October 2003, OED entered into a purchase agreement to acquire 93 acres of land, divided into seven approximately equal parcels, for a total purchase price of $3,850,000. The purchase price under this purchase agreement was financed by the seller with OED issuing a $3,850,000 promissory note to the seller. The note was payable in seven equal annual installments of $550,000 beginning October 24, 2004 and bore interest at a rate of 4.75% on the unpaid balance due monthly in arrears on the fifth day of each month beginning on December 5, 2003. The note is collateralized by a mortgage on the property. Simultaneously with the payment of each $550,000 annual installment discussed above, the seller will release one of the remaining parcels from the mortgage.  In December 2004, OED amended the mortgage and promissory note to provide among other things, for the postponement of the first principal payment to February 2005 and an increase in the interest rate to 8.75% per annum, which agreements are pending before the Louisiana Gaming Control Board. The holder of the promissory note filed for suitability under Louisiana law, which application is also pending before the Louisiana Gaming Control Board.

On March 9, 2004, OED commenced a tender offer and consent solicitation to repurchase all of its outstanding OED Notes and to solicit consents to certain proposed amendments to the indenture governing the OED Notes as set forth in OED’s Offer to Purchase and Consent Solicitation Statement, dated March 9, 2004.  On March 19, 2004, the expiration date of the consent solicitation, OED received the requisite consents and tenders from holders of a majority of the aggregate principal amount of the outstanding OED Notes.  The tender offer expired on April 5, 2004, and OED redeemed approximately $116.3 million principal amount of the OED Notes.  At December 31, 2004, $6.9 million principal amount of OED Notes were outstanding.

On April 16, 2004, DJL and PGC completed a Rule 144A private placement of $233 million principal amount of Peninsula Gaming Notes.  The Peninsula Gaming Notes were issued at a discount of approximately $3.3 million.  Interest on the Peninsula Gaming Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2004.  Upon the corporate restructuring, PGL also became a co-issuer of the Peninsula Gaming Notes.

The Company used the net proceeds from the sale of the Peninsula Gaming Notes as follows (all payments based on outstanding balances as of April 16, 2004):  (1) to irrevocably deposit funds into an escrow account to redeem all of the DJL Notes in an amount (including call premium and accrued interest) of approximately $79.9 million; (2) to repurchase approximately $116.3 million principal amount of OED Notes for an aggregate amount (including tender premium, accrued interest and contingent interest) of approximately $134.6 million; (3) to pay accrued distributions on DJL’s outstanding preferred membership interests-redeemable of approximately $1.1 million; (4) to pay related fees and expenses of approximately $13.4 million; and (5) for general corporate purposes.  As a result of the issuance of the Peninsula Gaming Notes, DJL incurred a loss of approximately $8.7 million consisting of the write-off of deferred financing fees of approximately $2.0 million, the payment of a call premium on the DJL Notes of approximately $5.7 million, interest on the DJL Notes of approximately $0.7 million and write-off of bond discount of approximately $0.3 million.  In connection therewith, OED also incurred a loss of approximately $27.9 million consisting of the write-off of deferred financing fees of approximately $8.4 million, the payment of a tender premium on the OED Notes of approximately $16.3 million, write-off of bond discount of approximately $2.1 million and consent fees of approximately $1.1 million.  In addition, OED and DJL wrote off $0.9 million of deferred financing fees related to the refinancing of the credit facilities discussed below.

On June 16, 2004, DJL and OED jointly entered into a loan and security agreement with Wells Fargo Foothill, Inc. as the arranger and agent (the “PGL Credit Facility”). The PGL Credit Facility consists of a revolving credit facility which permits DJL and OED to request advances and letters of credit up to the lesser of the maximum revolver amount of $35 million (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the combined EBITDA (as defined in the PGL Credit Facility) of OED and DJL for the twelve months immediately preceding the current month end multiplied by 150% and the combined EBITDA of OED and DJL for the most recent quarterly period annualized multiplied by 150%. At December 31, 2004, the maximum revolver amount was $35.0 million.  Immediately upon the closing of the PGL Credit Facility, the Company borrowed approximately $15.9 million to refinance outstanding obligations under the DJL Credit Facility and the OED Credit Facility and pay financing related fees and expenses. Advances under the PGL Credit Facility bear an interest rate based on the borrower’s option of LIBOR plus a margin 3.0% -3.5% or Wells Fargo prime rate plus a margin of 0.5% -1.0% (current rate of 6.25%) however, at no time shall the interest rate be lower than 4.0%.

The PGL Credit Facility also contains a term loan in the amount of $14,666,667.  The proceeds from the term loan were used to repay outstanding obligations under the FF&E Credit Facility. The term loan is secured by certain assets of OED and requires monthly payments of $333,333 starting July 1, 2004 until the full balance is paid, with a maturity no later than June 16, 2008. The term loan has an interest rate equal to the Wells Fargo prime rate plus 2.5% (current rate of 7.75%) however, at no time shall the interest rate be lower than 6.0%. Under the terms of the PGL Credit Facility, at closing the Company was required to issue a letter of credit in the amount of $3.2 million in favor of Wells Fargo Foothill, Inc. related to the term loan.  This letter of credit is scheduled to be cancelled upon payment of the principal payment due April 1, 2005.

In September 2004, we received a consent from Wells Fargo Foothill to increase the amount of capital expenditures (other than capital expenditures incurred to complete construction of the racino) permitted to be made in fiscal year 2004 under the PGL Credit Facility from $7.0 million to $15.5 million. This consent was obtained to help consummate the purchase of additional slot machines as described in “Cash Flows from Operating, Investing and Financing Activities” above. Approximately $8.0 million related to the purchase of these slot machines was financed through a slot machine manufacturer. The terms of this financing include thirty-six equal monthly principal payments plus accrued interest with an interest rate of 0% for the first 24 months and 7.4% for the remaining twelve months. An additional $1.2 million was financed through another slot machine manufacturer. The terms of this financing include twelve equal monthly principal payments with no interest. We also purchased approximately $0.2 million of slot machines that was paid for from cash on hand.

General

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from OED’s racetrack operations and casino operations, (ii) cash flows from DJL’s casino operations, and (iii) available borrowings under the PGL Credit Facility. The available borrowing amount at December 31, 2004, after reductions for amounts borrowed and letters of credit outstanding at OED and DJL was $17.1 million.

We expect our capital expenditures in 2005, excluding any amounts related to the racino project development, development of a new gaming property in Worth County, Iowa and development of new OTB facilities, to be approximately $4.4 million.  Remaining capital expenditures in 2005 related to the racino project and the development of our new OTB near Henderson, Louisiana are expected to be approximately $0.6 million and $1.6 million, respectively.  Our debt maturities are expected to be approximately $9.1 million in 2005.  Based on our cash on hand, expected cash flows from operations and our available sources of financing, we believe we will have adequate liquidity to satisfy our operating needs and service our outstanding indebtedness for the next twelve months.

If we are successful in obtaining a license for Worth County, we plan to finance the estimated cost of the project of approximately $40.4 million through a permitted $15 million increase in available borrowings under our senior credit facility for a new gaming facility, equipment financing from manufacturers and lending institutions and cash flows from operations.  If cash flows from operations are not sufficient, we may need to seek additional borrowings.

Our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries; (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds or to dispose of assets; (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) our ability to adapt to changes in the gaming industry which affect the markets in which we operate could be limited.

Contractual Obligations and Contingent Liabilities and Commitments

Our future contractual obligations related to long-term obligations and operating leases at December 31, 2004 were as follows (in millions of dollars):

	Payments due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter

Long-Term Debt	$283.3	$9.1	$18.0	$15.7	$240.5
Interest on Long-Term Debt	159.1	23.6	45.4	43.2	46.9
Operating Leases	1.7	1.1	0.5	0.1
Purchase Commitments	1.1	0.3	0.4	0.2	0.2
Litigation Settlement and Other	1.1	0.5	0.5	0.1
Total Contractual Cash Obligations	$446.3	$34.6	$64.8	$59.3	$287.6

The following shows our contingent obligations at December 31, 2004 based on expiration dates (in millions):

	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter

Standby letters of credit	$4.0

Off-Balance Sheet Transactions

Other than as disclosed above, we do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality and Inflation

Our operations are subject to seasonal fluctuations. Our Iowa operations are typically weaker from November through February as a result of adverse weather conditions, and are typically stronger from March through October. Our Louisiana operations are also subject to seasonal fluctuations. Our horse racing operations are usually stronger during live racing season which runs from April through October. In general, our payroll and general and administrative expenses are affected by inflation. Although inflation has not had a material effect on our business to date, we could experience more significant effects of inflation in future periods.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. As a result of the adoption of SFAS No. 150 on July 1, 2003, DJL reclassified its $4 million mandatorily redeemable preferred members’ interest from the mezzanine section of the consolidated balance sheet to long-term debt. Further, preferred member distributions paid or accrued subsequent to adoption of SFAS No. 150 are required to be presented as interest expense separately from interest due to other creditors. DJL was not required to record a cumulative effect of a change in an accounting principle as the redeemable preferred members’ interest was recorded at fair value prior to July 1, 2003. The Company is precluded from reclassifying prior period amounts pursuant to this standard.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We periodically evaluate our policies and the estimates and assumptions related to these policies. All of our subsidiary companies operate in a highly regulated industry. In our Iowa and Louisiana operations, we are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks, credit cards or gaming chips and tokens, which by their nature do not require complex estimations. We estimate certain liabilities including our slot club liabilities, outstanding gaming chip, token and pari-mutuel ticket liability, self-insured medical and workers compensation liabilities. We believe that these estimates are reasonable based on our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

Understanding the critical accounting policies discussed below and related risks is important in evaluating our financial conditions and results of operations.  We believe the following accounting policies used in the preparation of the consolidated financial statements are critical to our financial condition and results of operations as they involve a significant use of management judgment on matters that are inherently uncertain.  If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows.  Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers.

Goodwill, Intangible and Other Long-Lived Assets.  We evaluate our goodwill, intangible and other long-lived assets for impairment on a periodic basis. For goodwill and intangible assets with indefinite lives, we review the carrying values compared to fair values on an annual basis or sooner if an indication of impairment exists. Other long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate a possible impairment.  For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment loss is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

Our intangible assets consist of our tradename and our slot machine and electronic video game and horse racing licenses related to our operations at OED. We intend to use the OED tradename for the foreseeable future and our licenses are renewable subject to our compliance with state gaming and racing regulations. Our intangible assets, therefore, have been determined to have indefinite lives and are not amortized. Should these assets in the future have finite lives because of our decision to discontinue the use of the OED tradename or our inability to renew our licenses, the intangible assets could become impaired and require an impairment charge and any unimpaired amounts would be amortized over their remaining useful lives.

There are several estimates, assumptions and decisions in measuring impairments of long-lived assets. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold, it is more likely that an impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

Goodwill and intangible assets are subject to impairment by, among other factors, significant changes in gaming tax rates, competition and regulatory requirements; lack of license renewals; lack of voter reapproval in Iowa; and changes in the way we use our OED tradename. During the first quarter of 2004, 2003 and 2002, we completed the impairment testing of all of our goodwill and intangible assets with indefinite lives and no impairments were indicated. In addition, SFAS No. 142 requires periodic analysis of our goodwill and intangible assets in future accounting periods. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods.

Litigation. An estimated loss from a loss contingency is recorded when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires the use of judgment. Many of these legal contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. An adverse outcome could have a material impact on financial condition, operating results and cash flows.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks which are inherent in our financial instruments which arise from transactions entered into in the normal course of business. Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not currently utilize derivative financial instruments to hedge market risk. We also do not hold or issue derivative financial instruments for trading purposes.

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility. As of December 31, 2004, the Company had $26.6 million in outstanding borrowings under the PGL Credit Facility, including borrowings under the term loan portion of such facility, that have variable interest rates. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming the Company borrows the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $47.7 million), if market rates of interest on our variable rate debt increased by one percentage point, the estimated additional annual interest expense would be approximately $0.5 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowings. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate debt borrowings as of December 31, 2004 (dollars in millions):

Description	Maturity	Interest Rate	Carrying Value	Fair Value

8 ¾% senior secured notes	April 15, 2012	8 ¾ %	$229.9	$228.3	*
13% senior secured notes with contingent interest of OED	March 1, 2010	13%	6.8	6.9
Revolving line of credit	June 16, 2008	6 ¼ %	13.9	13.9
Term loan	June 16, 2008	7 ¾ %	12.7	12.7
Note payable	October 1, 2010	8 ¾ %	3.9	3.9
Note payable	October 1, 2007	0%	3.4	3.7
Note payable	October 1, 2007	0%	3.6	3.9
Note payable	November 1, 2005	0%	0.1	0.1
Note payable	November 1, 2005	0%	1.0	1.0
Note payable	July 1, 2005	9 ½ %	0.2	0.2
Preferred members’ interest, redeemable	October 13, 2006	9%	4.0	4.0

*  Represents fair value as of December 31, 2004 based on information provided by an independent investment banking firm.

ITEM 8.                                                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent registered public accounting firm, financial statements and the notes thereto and the financial statement schedule are included beginning on page F-1.

ITEM 9.                                               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                            CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer and Chief Financial Officer,

after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act) as of December 31, 2004, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal controls.  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting during our fourth quarter.

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 10.                                            DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Executive Officers and Managers

PGP is the Company’s sole managing member. The following table sets forth the names and ages of the executive officers of the Company, DJL and PGC and of the managers of PGP.

Name	Age	Position

M. Brent Stevens	44	Chief Executive Officer of the Company and Chairman of the Board of Managers of PGP
Michael S. Luzich	50	President and Secretary of the Company, DJL and PGC and Manager of PGP
Jonathan C. Swain	39	Chief Operating Officer of the Company, DJL and PGC
Natalie A. Schramm	34	Chief Financial Officer of the Company, DJL and PGC
Marcia S. Seligman	51	Corporate Legal Counsel of the Company, DJL and PGC
Terrance W. Oliver	55	Manager of PGP
Andrew Whittaker	43	Manager of PGP

Management Profiles

Following is a brief description of the business experience of each of the individuals listed in the preceding table. Presently, PGP’s board of managers is comprised of five managers; however, the fifth manager has not been appointed.

M. Brent Stevens.  Mr. Stevens is our Chief Executive Officer and is the Chairman of the Board of Managers of PGP, which offices he has held since 1999. Mr. Stevens also serves as Chief Executive Officer of DJL and OED. Since 1990, Mr. Stevens has been employed by Jefferies & Company, Inc., and presently is an Executive Vice President in the Investment Banking department.

Michael S. Luzich.  Mr. Luzich is our President and Secretary and a manager of PGP since 1999. Mr. Luzich also serves as President and Secretary of DJL and OED, which offices he has held since 1999. Mr. Luzich is the founder and President of the Cambridge Investment Group, LLC, an investment and development company located in Las Vegas, Nevada. Prior to October 1995, Mr. Luzich was a founding partner and director of Fitzgeralds New York, Inc. and Fitzgeralds Arizona Management, Inc., which are development companies responsible for the Turning Stone Casino near Syracuse, New York for the Oneida Tribe and the Cliff Castle Casino near Sedona, Arizona for the Yavapai-Apachi Tribe, respectively.

Jonathan C. Swain.  Mr. Swain was hired as Chief Operating Officer of PGL in July 2004. Mr. Swain served from 2000 through July 2004 as Vice President and General Manager of three Station Casinos properties including, Palace Station, Santa Fe Station and Sunset Station, the largest property of Station Casinos Inc., a hotel and gaming company headquartered in Las Vegas, Nevada. In 1999 and 2000, Mr. Swain served as Vice President and General Manager of the Hard Rock Hotel and Casino in Las Vegas. From 1995 through 1999, Mr. Swain worked for the Aztar Resorts Inc., serving as the Corporate Vice President of Marketing and President of the Las Vegas Tropicana. Aztar Resorts, Inc. is a hotel and gaming company headquartered in Phoenix Arizona. From 1993 to 1995, Mr. Swain served as Vice President of Marketing and as Executive Director of International Marketing with the Trump Taj Mahal in Atlantic City, New Jersey.

Natalie A. Schramm.  Ms. Schramm is our Chief Financial Officer, which office she has held since 1999. Ms. Schramm also serves as Chief Financial Officer of DJL and OED. Ms. Schramm served as Assistant General Manager of DJL from April 1, 2000 to December 31, 2002. On January 1, 2003, Ms. Schramm was appointed General Manager of DJL. Ms. Schramm joined our predecessor, Greater Dubuque Riverboat Entertainment Company, L.C., in November 1996 and was formerly employed by Aerie Hotels and Resorts in Oak Brook, Illinois as Corporate Accounting Manager since 1992. She was responsible for the corporate accounting functions of the Silver Eagle, the Eagle Ridge Inn and Resorts, located in Galena, Illinois and the Essex Hotel, located in Chicago, Illinois. She served as

Internal Audit Manager for the Silver Eagle and was a member of a development team that successfully pursued a riverboat gaming license in Indiana.

Marcia S. Seligman.  Ms. Seligman is our Vice President and Corporate Counsel, which office she has held since October 2004.  Ms. Seligman was formerly in private practice with an emphasis in corporate and real estate law from 1997 to 2004.  Prior to 1997, Ms. Seligman was Vice President and General Counsel of Grand Casinos, Inc., a publicly held company that owned casinos in Mississippi and managed Native American casinos in Louisiana, Minnesota and Mississippi.  Previous to her experience at Grand Casinos, Inc., Ms. Seligman served as Director of Legal Services of General Growth Management, Inc., a shopping center owner and developer based in Chicago, Illinois.

Terrance W. Oliver.  Mr. Oliver is a manager of PGP, which office he has held since 1999. Since 1993, Mr. Oliver has served as a director of and consultant to Mikohn Gaming Corporation, a gaming equipment manufacturer headquartered in Las Vegas. From 1988 until 1993, Mr. Oliver served as Chairman of the Board to the predecessor company of Mikohn. From 1984 until 1996, Mr. Oliver was a founding shareholder, board member and executive officer of Fitzgeralds Gaming Corporation. Mr. Oliver retired as the Chief Operating Officer of Fitzgeralds Gaming Corporation in 1996.

Andrew Whittaker.  Mr. Whittaker is a manager of PGP, which office he has held since 1999. Since 1990 Mr. Whittaker has been employed by Jefferies & Company, Inc., where he is presently a Vice Chairman.

Audit Committee

Terrance A. Oliver and Andrew Whittaker serve on the Company’s audit committee.  The board of directors of the Company has determined that each of Messrs. Oliver and Whittaker is an “audit committee financial expert” as that term is used in Item 401(h)(2) of Regulation S-K adopted by the SEC.  Although the Company is not a “listed issuer” within the meaning of Rule 10A-3 under the Exchange Act, the board of directors of the Company has determined that Mr. Oliver would be considered an “independent” director within the meaning of the rules of the New York Stock Exchange for listed companies and within the meaning of Rule 10A-3 under the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to our chief executive officer, chief financial officer, controller or persons performing a similar function.  A copy of our code of ethics may be obtained, free of charge, upon written request to our principal place of business.

ITEM 11.                                            EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the years indicated concerning the compensation paid to our Chief Executive Officer, all other executive officers and certain other highly paid key employees, for services rendered in all capacities to DJL and OED, as applicable, during such periods.

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($ )	Bonus ($) (1)	Other Annual Compensation ($)		Long-term Compensation	All other Compensation ($)

M. Brent Stevens	2004	—	—	—		—		(2)
Chief Executive Officer	2003	—	—	—		—		(2)
	2002	—	—	—		—		(2)

Michael S. Luzich	2004	—	—	—		—		(2), (3)
President and Secretary	2003	—	—	—		—		(2), (3)
	2002	—	—	—		—		(2), (3)

Jonathan C. Swain	2004	$169,231	$210,000	$4,069	(4)	—	—
Chief Operating Officer

George T. Papanier	2004	$206,044		$1,307	(5)	—	$6,000	(7)
Chief Operating Officer	2003	375,000	$200,000	9,350	(5)	—	6,000	(5)
	2002	350,046	630,000	9,350	(3)(6)	—	8,615	(8)

Natalie A. Schramm	2004	$187,923	$115,000	$2,066	(4)	—	$9,360	(8)
Chief Financial Officer	2003	149,531	80,000			—	9,360	(8)
	2002	136,955	42,500			—	8,408	(8)

Marcia S. Seligman	2004	$29,231	$5,000	—		—	—
Corporate Legal Counsel

David Yount	2004	$158,669	$15,000	$3,031	(5)	—	$2,672	(9)
Executive Director of Racing	2003	150,000	—	6,795	(5)	—	2,322	(9)
	2002	96,638	16,572	4,530	(5)	—	692	(9)

(1)                                  Bonus amounts reflect compensation in the fiscal year earned regardless of the year in which paid.  See “Executive Compensation—Compensation of Managers”.

(2)                                  Mr. Stevens and Mr. Luzich receive board of manager fees for their services as managers on the board of managers of PGP. See “Executive Compensation – Compensation of Managers.”

(3)                                  Mr. Luzich receives compensation pursuant to a consulting agreement with PGP and OED.  See “Executive Compensation — Employment and Consulting Agreements”.

(4)                                  Represents automobile allowances and premiums paid on life insurance.

(5)                                  Represents automobile allowances.

(6)                                  In connection with his relocation in 2000, DJL acquired Mr. Papanier’s current residence for which he paid all property taxes, utility expenses and other out-of-pocket costs related to maintaining such residence, excluding the fair market value equivalent of rental expense.

(7)                                  Represents matching contributions made by DJL to our 401(k).

(8)                                  Represents matching contributions made by DJL to our 401(k) plan and club membership fees.

(9)                                  Represents matching contributions made by OED to our 401(k) plan

Employment and Consulting Agreements

Michael S. Luzich-President and Secretary

Mr. Luzich is party to a consulting agreement with PGP and OED pursuant to which he is entitled to receive compensation in an aggregate annual amount equal to (a) 2% of DJL ‘s unconsolidated earnings before interest, taxes, depreciation, amortization and other non-recurring charges, plus (b) 2.5% of OED’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges plus (c) 2.5% of earnings before interest, taxes, depreciation, amortization and other non-recurring charges of any future gaming operations acquired, directly or indirectly, by PGP. The consulting agreement has a one-year term and, subject to the occurrence of various termination events, is renewable automatically for successive one-year terms. Under this agreement, Mr. Luzich is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. For the years ended 2004, 2003 and 2002, Mr. Luzich received $439,524, $289,153 and $336,829, respectively, from PGP and $625,000 from OED during the year ended December 31, 2004 under his consulting agreements.

George T. Papanier-Former Chief Operating Officer

In July 2000, Mr. Papanier commenced employment with DJL. Under the terms of his employment, Mr. Papanier was entitled to receive a base annual salary in an amount determined by the Board of Managers of PGP each year. Mr. Papanier’s base annual salary for the 2003 fiscal year was $375,000. In addition to his base salary, Mr. Papanier was entitled to receive an annual cash bonus based on specified performance criteria with respect to the prior fiscal year and determined by the Board of Managers of PGP. Mr. Papanier was paid a bonus of $200,000 in February of 2004 in respect of performance in the 2003 fiscal year. Mr. Papanier was not party to a written employment agreement with us. Mr. Papanier resigned from the Company effective June 20, 2004, and he received a pro rata portion of his annual base salary for the 2003 fiscal year from the beginning of the 2004 fiscal year through June 20, 2004.

Jonathan C. Swain-Chief Operating Officer

In July 2004, Mr. Swain entered into an employment agreement with PGL to serve as Chief Operating Officer. Under the terms of his employment agreement, Mr. Swain is entitled to receive from PGL a base annual salary of $400,000, plus a cash bonus of $30,000 upon commencing his employment and an additional $30,000 in October 2004. In addition to the base salary, Mr. Swain is entitled to receive an annual cash bonus payable by PGL based on his performance during the previous fiscal year, which shall be consistent with the bonus plan in place for similarly situated executive officers of PGL. Mr. Swain was paid a bonus of $150,000 in February of 2005 for his performance in the 2004 fiscal year. Mr. Swain is also entitled to receive 2% of PGP’s outstanding capital interests which will vest over the term of his employment agreement.  Upon any termination of Mr. Swain’s employment, Mr. Swain is entitled at his option to cause the Company to redeem all vested capital interests granted to him under his employment agreement for cash at their fair market value at the time of termination of employment  Mr. Swain and the Company have agreed to amend Mr. Swain’s employment agreement to provide for the right to receive profits interests under PGP’s 2004 Amended and Restated Incentive Unit Plan representing 2% of PGP’s outstanding membership interests in lieu of PGP’s outstanding capital interests as initially contemplated by his employment agreement.  See “Executive Compensation—PGP Incentive Unit Plan”.  Mr. Swain’s employment agreement has an initial term of three years.

Natalie A. Schramm-Chief Financial Officer

In July 2004, Ms. Schramm entered into an employment agreement with PGL. Under the terms of her employment agreement, Ms. Schramm is entitled to receive from PGL a base annual salary of $230,000 in the twelve months beginning July 1, 2004, which will be adjusted upward annually by not less than five percent (5%) of the prior year’s compensation. In addition to the base salary, Ms. Schramm is entitled to receive an annual cash bonus payable by PGL based on her performance during the previous fiscal year, which shall be consistent with the bonus plan in place for similarly situated executive officers of PGL. Ms. Schramm is also entitled to receive a profits interest under PGP’s Amended and Restated 2004 Incentive Unit Plan equal to no less than 0.5% of PGP’s outstanding capital interests on a fully diluted basis, which vest over the term of her employment.  Upon any termination of Ms. Schramm’s employment, Ms. Schramm is entitled at her option to cause the Company to redeem all vested profits interests granted to her under her employment agreement for cash at their fair market value at the time of termination of employment.  Ms. Schramm’s employment agreement has an initial term of three years.

Marcia S. Seligman-Corporate Legal Counsel

In October 2004, Ms. Seligman entered into an employment agreement with PGL. Under the terms of her employment agreement, Ms. Seligman is entitled to receive from PGL a base annual salary of $140,000 in the twelve months beginning October 1, 2004. In addition to the base salary, Ms. Seligman is entitled to receive an annual cash bonus payable by PGL based on her performance during the previous fiscal year.

Compensation of Managers

All managers serving on the board of managers of PGP are reimbursed for their travel and out-of-pocket expenses related to their attendance at board of managers meetings and receive annual payments of $25,000 (other than Mr. Stevens who receives $175,000 annually per gaming property).  Mr. Stevens received board of managers fees of $350,000, $350,000 and $175,000 in 2004, 2003 and 2002, respectively.

Compensation Committee Interlocks and Insider Participation

We have no standing compensation committees. All compensation decisions are made by the board of managers of PGP and the executive committee of the board of managers of PGP.

PGP Incentive Unit Plan

PGP has adopted an incentive unit plan (as amended and restated, the “Plan”) to provide for the grant of profits interests to existing and future executive officers, managers, employees, and members of PGP and its subsidiaries. Generally, profits interests granted under the Plan will be subject to terms and conditions customary for such plans, which may include vesting requirements, transfer restrictions, satisfaction of budget related performance criteria and similar conditions and qualifications, in each case, as approved by PGP’s board of managers or a subcommittee thereof. Holders of profits interests issued under the Plan will be entitled to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant), and distributions on liquidation only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant.  Under the terms of the IUP, PGP may grant profits interests from time to time representing up to twelve percent (12%) of its outstanding capital interests on a fully diluted basis.

At a meeting of the board of managers of PGP held on February 25, 2005, PGP approved grants of profits interests under the Plan to certain executive officers of PGP and/or its subsidiaries aggregating 10.50% of the outstanding membership units of PGP on a fully diluted basis, of which 4% was awarded to Mr. Stevens, 4% was awarded to Mr. Luzich, 2% was awarded to Mr. Swain and 0.5% was awarded to Ms. Schramm.  The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions.  At such meeting, the board of managers of PGP also approved the grant of profits interests outside of the Plan (on terms substantially similar to those awarded under the Plan) to each of Messrs. Stevens and Luzich representing 1.5% of  the outstanding membership units of PGP on a fully diluted basis.

Compensation Committee Interlocks and Insider Participation

We have no standing compensation committees. All compensation decisions are made by the executive committee of the board of managers of PGP.

ITEM 12.                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PGP currently owns all of the Company’s outstanding common membership interests and is the sole managing member of the Company.

Greater Dubuque Riverboat Entertainment Company holds 100% of DJL’s issued and outstanding preferred membership interests, which, subject to limited exceptions, have no voting rights, except as required by applicable law. On July 15, 1999, PGP issued 499,982 convertible preferred membership interests, each of which is initially convertible into one PGP non-voting common membership interest, representing in the aggregate 33.33% of the fully diluted common membership interests of PGP on such date. In May 2004, PGP repurchased 147,553 of its convertible preferred membership interests from an unrelated third party. PGP does not have outstanding any of its non-voting common membership interests.

Unless otherwise indicated, the address of each manager or executive officer of PGP is c/o Diamond Jo, LLC, 400 East Third Street, P.O. Box 1750, Dubuque, Iowa, 52001-1750.

The table below sets forth, as of December 31, 2004, information regarding the beneficial ownership of the voting common membership interests of PGP by:

(a)                                  each person or entity known by us to own beneficially 5% or more of the common membership interests of PGP;

(b)                                 each manager and executive officer of PGP; and

(c)                                  all managers and executive officers of PGP as a group.

The following information is helpful to an understanding of, and qualifies the beneficial ownership data contained in, the table set forth below. Mr. Stevens holds 248,334 PGP common membership interests directly and 413,333 PGP common membership interests indirectly through PGP Investors, LLC. Mr. Stevens is the sole managing member of PGP Investors, LLC and exercises voting and investment power over the PGP common membership interests owned by PGP Investors, LLC. Mr. Stevens and Mr. Whittaker, managers of PGP, are an Executive Vice President and a Vice Chairman, respectively, of the Initial Purchaser. In addition, the Initial Purchaser and some of its affiliates, officers and employees are members of PGP Investors, LLC. Mr. Whittaker holds an economic interest in approximately 41,667 PGP common membership interests indirectly through his membership in PGP Investors, LLC, but does not exercise voting or investment power with respect to these PGP common membership interests. Mr. Oliver holds his interest through The Oliver Family Trust. The total holdings of all managers and executive officers as a group includes the 413,333 PGP common membership interests held by PGP Investors, LLC, over which Mr. Stevens exercises voting and investment power.

Name and Address of Beneficial Owner	Voting Common Membership Interests Beneficially Owned	Percent of Class

M. Brent Stevens c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	661,667	66.17%

PGP Investors, LLC(1) 11100 Santa Monica, 10th Floor Los Angeles, CA 90071	413,333	41.33%

Michael S. Luzich c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	323,333	32.33%

Terrance Oliver c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	15,000	1.50%

Andrew Whittaker(1) c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	41,667	4.17%

All managers and executive officers as a group (6 persons)	1,000,000	100.00%

(1)                                  These interests are attributable to Mr. Stevens and are included in the calculation of his beneficial ownership and percentage of ownership data.

ITEM 13.                                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Dubuque Racing Association

The DRA is a not-for-profit corporation organized for the purpose of operating DGP, a pari-mutuel greyhound racing facility in Dubuque, Iowa. On February 22, 1993, DRA entered into the DRA Operating Agreement which authorizes us to operate riverboat gaming operations in Dubuque. The DRA Operating Agreement has since been amended several times and expires by its terms on March 31, 2008.

Under the DRA Operating Agreement, subject to limited conditions, we are also required to pay the DRA, for the right to operate the Diamond Jo, an amount equal to the excess of 32% of the first $30 million of the combined gaming revenues of the DRA and the Diamond Jo, plus 8% of the next $12 million of these total gaming revenues, plus, if there are no competing gaming operations in neighboring counties of Illinois and Wisconsin, 8% of the next $4 million of total gaming revenues, over the DRA’s gaming revenues from DGP. Gaming revenues under this contract means adjusted gross receipts less gaming taxes. This formula is subject to change if the DRA ceases to operate DGP or if we operate a riverboat smaller than the current Diamond Jo. We are currently not required to make any such payments to the DRA because the DRA’s revenues from DGP are greater than the specified percentage of our total gaming revenues. However, we do pay a fee to the DRA equal to $0.50 per patron.

Managing Member Indemnification

Under our operating agreement and the operating agreement of PGP, we and PGP have agreed, subject to few exceptions, to indemnify and hold harmless PGP and the members of PGP, as the case may be, from liabilities incurred as a result of their positions as our sole manager and as members of PGP.

Operating Agreement of PGP

Under PGP’s operating agreement, the management of PGP is vested in an executive committee consisting of Messrs. Michael Luzich and M. Brent Stevens. The executive committee of PGP manages our operations. The executive committee meets weekly or as otherwise agreed upon between Messrs. Luzich and Stevens.

In accordance with PGP’s operating agreement, the board of managers of PGP is composed of five individuals, two of whom must be independent managers. At any time that M. Brent Stevens, together with any entity controlled by Mr. Stevens, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Stevens is entitled to designate three of PGP’s managers, including one of the two independent managers. The two independent managers are required to serve as members of the independent committee. Under PGP’s operating agreement, PGP Advisors, LLC, a Delaware limited liability company, of which Mr. Stevens is the sole managing member, may render financial advisory and consulting services to PGP and is entitled to receive commercially reasonable fees for the services consistent with industry practices. To date, PGP has not entered into any such arrangements with Mr. Stevens. At any time that Michael Luzich, together with any entity controlled by Mr. Luzich, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Luzich is entitled to designate two of PGP’s managers, including the other independent manager. In consideration for their execution of personal guarantees to provide credit support for OED’s credit facilities, each of Messrs. Luzich and Stevens were granted profits interests of 1.5% of PGP’s fully diluted membership interests by PGP’s board of managers. Messrs. Stevens and Luzich are entitled to receive distributions on liquidation in respect of such profits interests only to the extent of any appreciation in the fair market value of PGP interests since the date of grant of such profits interests.

Presently, PGP’s board of managers is composed of four managers. If not appointed earlier, a fifth manager will be appointed by Mr. Stevens at a future meeting of managers. A manager may resign at any time, and the member who designates a manager may remove or replace that manager from the board of managers at any time.

On May 21, 2003, PGP’s operating agreement was amended to create an executive committee consisting of Messrs. Luzich and Stevens. Under the amendment, the executive committee manages our business and affairs. The executive committee meets weekly or as otherwise agreed upon between Messrs. Luzich and Stevens. Other than with respect to any officers whose responsibilities include any project or real estate development, all executive officers of PGP and OED shall report to the Chief Executive Officer of PGP. The executive committee shall, subject to the approval of the board of managers of PGP, unanimously approve the engagement of all of our executive officers (whose compensation exceeds $100,000 annually), attorneys and accountants. In the event that the executive committee is unable to reach a unanimous determination as to any such engagement within a reasonable period of time, the executive committee shall submit the prospective engagement to the independent managers of PGP’s board, whose determination shall be final.

At a meeting of the board of managers of PGP held on February 25, 2005, PGP approved certain amendments to its operating agreement to permit certain amendments to PGP’ s 2004 Incentive Unit Plan, including increasing the percentage of profits interests issuable under such plan from 10% to 12% of PGP’s outstanding membership interests on a fully diluted basis.

Management Services Agreement

DJL and OEDA (together, the “Operators”) manage and operate OED’s racino near Lafayette, Louisiana and OED’s OTBs in New Iberia and Port Allen, Louisiana pursuant to a management services agreement. Although the Operators may obtain services from affiliates to the extent necessary to perform their obligations, the Operators are fully responsible for all obligations under the agreement. Fees under the management services agreement are shared between DJL and OEDA, with DJL receiving 75% and OEDA receiving 25% of such fees.

Pursuant to the terms of the management services agreement, the Operators are entitled to receive pre-opening service fees equal to $40,000 per month, commencing June 27, 2001. Payments in respect of these pre-opening service fees have been accrued but not yet been paid. The Operators are also entitled to be reimbursed for all reasonable and documented out-of-pocket expenses permitted to be incurred under the management services agreement, including, but not limited to, tax preparation, accounting, legal and administrative fees and expenses. The Operators are also entitled to receive in the aggregate a basic management fee equal to 1.75% of net revenue (less net food and beverage revenue) and an incentive fee equal to:

•                                          3.0% of the first $25.0 million of EBITDA (as defined below);

•                                          4.0% of the amount in excess of $25.0 million but less than $30.0 million of EBITDA; and

•                                          5.0% of the amount in excess of $30.0 million of EBITDA.

Under the management services agreement, “EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization. In calculating earnings, the basic management fee, the incentive fee and reimbursables payable under the management services agreement are excluded.

ITEM 14.                                            PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2004	2003
Audit fees	$601,949	$425,230
Audit-related fees	90,160	28,625
Tax fees	33,417	67,406
All other fees(1)	—	90,951

(1) All other fees consist of fees for professional services related to network security testing and fees paid for professional training workshops conducted by our principal accountants.

In accordance with our internal policies, all fees related to audit services rendered by our independent accountants are required to be pre-approved by our audit committee.  In addition, all of the audit services described above in this Item 14 for the year ended December 31, 2004 have been approved by our audit committee.

PART IV

ITEM 15.                                            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  The following documents are filed as a part of this report:

(1)                                  Financial Statements — see Index to Financial Statements appearing on page F-1.

(2)                                  Financial Statement Schedules – see Index to Financial Statements appearing on page F-1.

(3)                                  Exhibits:

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit*

2.1

Certificate of Dissolution of Peninsula Gaming Corporation, dated June 17, 2004 — incorporated by reference to Exhibit 2.1 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004 (With regard to applicable cross-references in this Form 10-K, Peninsula Gaming, LLC’s Form S-4; Current, Quarterly and Annual Reports were filed with the SEC under File No. 333-117800).

3.1A

Certificate of Formation of Peninsula Gaming Company, LLC-incorporated herein by reference to Exhibit 3.1A of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999. (With regard to applicable cross-references in this Form 10-K, Peninsula Gaming Company, LLC’s Form S-4, Current, Quarterly and Annual Reports were filed with the SEC under File No. 333-88829).

3.1B	Amendment to Certificate of Formation of Peninsula Gaming Company, LLC-incorporated by reference to Exhibit 3.1B of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

3.1C

Certificate of Amendment to the Certificate of Formation of Peninsula Gaming Company, LLC, dated March 10, 2004-incorporated herein by reference to Peninsula Gaming Company, LLC’s Quarterly Report on Form 10-Q filed May 14, 2004.

3.2	Amended and Restated Operating Agreement of Peninsula Gaming Company, LLC-incorporated herein by reference to Exhibit 3.2 of Peninsula Gaming Company, LLC’s Form S-4 filed on October 12, 1999.

3.3A	Certificate of Formation of Peninsula Casinos, LLC, dated February 27, 2004 — incorporated by reference to Exhibit 3.3A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

3.3B

Certificate of Amendment to the Certificate of Formation of Peninsula Casinos, LLC, dated March 9, 2004 — incorporated by reference to Exhibit 3.3B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

3.4

Operating Agreement of Peninsula Gaming, LLC (formerly known as Peninsula Casinos, LLC), dated June 14, 2004 — incorporated by reference to Exhibit 3.4 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

3.5A

Certificate of Incorporation of The Old Evangeline Downs Capital Corp., dated January 20, 2003-incorporated herein by reference to Exhibit 3.4 of The Old Evangeline Downs Capital Corp.’s Form S-4 filed May 28, 2003. (With regard to applicable cross-references in this registration statement, The Old Evangeline Downs Capital Corp.’s Form S-4, Current, Quarterly and Annual Reports were filed with the SEC under File No. 333-105587).

Exhibit Number	Description of Exhibit*

3.5B

Certificate of Amendment to the Certificate of Incorporation of The Old Evangeline Downs Capital Corp., dated June 17, 2004 — incorporated by reference to Exhibit 3.5B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

3.6	By-laws of The Old Evangeline Downs Capital Corp.—incorporated herein by reference to Exhibit 3.5 of The Old Evangeline Downs Capital Corp.’s Form S-4 filed May 28, 2003.

3.7

Amended and Restated Articles of Organization of The Old Evangeline Downs, L.L.C. (formerly The Old Evangeline Downs, L.C.), dated February 19, 2003-incorporated herein by reference to Exhibit 3.1 of The Old Evangeline Downs, L.L.C.’s Form S-4 filed May 28, 2003. (With regard to applicable cross-references in this registration statement, The Old Evangeline Downs, L.L.C.’s Form S-4 was filed with the SEC under File No. 333-105587).

3.8A

Amended and Restated Operating Agreement of The Old Evangeline Downs, L.L.C., dated as of January 30, 2003—incorporated herein by reference to Exhibit 3.2 of The Old Evangeline Downs, L.L.C.’s Form S-4 filed May 28, 2003.

3.8B

First Amendment to Amended and Restated Operating Agreement of The Old Evangeline Downs, L.L.C., dated as of May 21, 2003-incorporated herein by reference to Exhibit 3.3 of The Old Evangeline Downs, L.L.C.’s Form S-4 filed May 28, 2003.

4.1

Specimen Certificate of Common Stock of Peninsula Gaming Corp. (formerly known as The Old Evangeline Downs Capital Corp.) — — incorporated by reference to Exhibit 4.1 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.2A

Indenture, dated July 15, 1999, by and among Peninsula Gaming Company, LLC, Peninsula Gaming Corporation and Firstar Bank of Minnesota, N.A., as trustee-incorporated herein by reference to Exhibit 4.2 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

4.2B

First Supplemental Indenture, dated January 14, 2002, by and among Peninsula Gaming Company, LLC and Peninsula Gaming Corporation, as Issuers, the Subsidiary Guarantors referred to therein and U.S. Bank National Association, as trustee-incorporated herein by reference to Exhibit 4.3 of Peninsula Gaming Company, LLC’s Form S-4 filed October 21, 1999.

4.3A

Indenture, dated February 25, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp. and U.S. Bank National Association-incorporated herein by reference to Exhibit 4.1 of The Old Evangeline Downs, L.L.C.’s Form S-4 filed May 28, 2003.

4.3B

Supplemental Indenture, dated as of March 25, 2004, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp. and U.S. Bank National Association — incorporated by reference to Exhibit 4.3B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.4A

Indenture, dated as of April 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association — — incorporated by reference to Exhibit 4.4A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.4B

Supplemental Indenture among Peninsula Gaming, LLC, Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp. and U.S. Bank National Association, dated as of June 16, 2004 — — incorporated by reference to Exhibit 4.4B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

Exhibit Number	Description of Exhibit*

4.5A

Registration Rights Agreement, dated April 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp., the Guarantors named therein and Jefferies & Company, Inc. — — incorporated by reference to Exhibit 4.5A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

4.5B

Joinder of Peninsula Gaming, LLC, dated June 16, 2004, to the Registration Rights Agreement, dated April 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp., the Guarantors named therein and Jefferies & Company, Inc. — incorporated by reference to Exhibit 4.5B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

4.6A

Pledge and Security Agreement, dated as of April 16, 2004, among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp., OED Acquisition, LLC, Peninsula Gaming Corporation, The Old Evangeline Downs, L.L.C. and U.S. Bank National Association — incorporated by reference to Exhibit 4.6A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.6B	Supplement to Security Agreement by Peninsula Gaming, LLC, dated June 16, 2004 — incorporated by reference to Exhibit 4.6B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.7

Trademark Security Agreement, dated April 16, 2004, by Diamond Jo, LLC in favor of U.S. Bank National Association — incorporated by reference to Exhibit 4.7 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.8	Form of 8 3/4% Senior Secured Notes due 2012 — incorporated by reference to Exhibit 4.8 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.9A

Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004 — incorporated by reference to Exhibit 4.9A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.9B

Acknowledgement of Peninsula Gaming, LLC, dated June 16, 2004, to the Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004 — incorporated by reference to Exhibit 4.9B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.1

Employment Agreement, dated April 1, 2000, by and among Natalie Schramm and Peninsula Gaming Company, LLC-incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming Company, LLC’s Form 8-K. Current Report filed March 4, 2002.

10.2

Indemnification Agreement, dated June 7, 1999, by and among Natalie Schramm and AB Capital, L.L.C. and Peninsula Gaming Company, LLC-incorporated herein by reference to Exhibit 10.2 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.3A

Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9A of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.3B

Amendment to Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9B of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.3C

Amendment to Operating Agreement, dated March 4, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9C of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.3D

Third Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9D

Exhibit Number	Description of Exhibit*

of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.3E

Fourth Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9E of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.3F

Fifth Amendment to Operating Agreement, dated April 9, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9F of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.3G

Sixth Amendment to Operating Agreement, dated November 29, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9G of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.3H

Seventh Amendment to Operating Agreement, dated April 6, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9H of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.3I

Eighth Amendment to Operating Agreement, dated April 29, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9I of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.3J

Ninth Amendment to Operating Agreement, dated July 11, 1995, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9J of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.3K

Tenth Amendment to Operating Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9K of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.4

Operating Agreement Assignment, dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC-incorporated herein by reference to Exhibit 10.10 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.5

First Preferred Ship Mortgage, dated July 15, 1999, by Peninsula Gaming Company, LLC in favor of Firstar Bank of Minnesota, N.A., as trustee —incorporated herein by reference to Exhibit 10/11 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.6

Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated July 15, 1999, by Peninsula Gaming Company, LLC in favor of Firstar Bank of Minnesota, N.A., as trustee-incorporated herein by reference to Exhibit 10.12 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.7

Ice Harbor Parking Agreement Assignment dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC-incorporated herein by reference to Exhibit 10.13 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.8

First Amendment to Sublease Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.14 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.9

Sublease Assignment, dated July 15, 1999, by and among Greater Dubuque Entertainment Company, L.C. and Peninsula Gaming Company, LLC-incorporated herein by reference to Exhibit 10.15 of Peninsula Gaming

Exhibit Number	Description of Exhibit*

Company, LLC’s Form S-4 filed October 12, 1999.

10.10	Iowa Racing and Gaming Commission Gaming License, dated July 15, 1999-incorporated herein by reference to Exhibit 10.16 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.11

Assignment of Iowa IGT Declaration and Agreement of Trust, dated July 15, 1999 by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC-incorporated herein by reference to Exhibit 10.17 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.12

Agreement of Sale, dated August 30, 2002, by and among Peninsula Gaming Partners, LLC, OED Acquisition, LLC, William E. Trotter II and William E. Trotter II Family, LLC-incorporated herein by reference to Exhibit 10.3 of Peninsula Gaming Company, LLC’s Form 10-Q Quarterly Report for the quarter ended September 30, 2002.

10.13A

Loan and Security Agreement, dated February 23, 2001, by and between Foothill Capital Corporation and Peninsula Gaming Company, LLC-incorporated herein by reference to Exhibit 10.13 of Peninsula Gaming Company, LLC’s Form 10-K Annual Report for the year ended December 31, 2002.

10.13B

Amendment Number One to Loan and Security Agreement, dated February 15, 2002, by and between Foothill Capital Corporation and Peninsula Gaming Company, LLC-incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming Company, LLC’s Form 10-Q Quarterly Report for the quarter ended September 30, 2002.

10.13C

Amendment Number Two to Loan and Security Agreement, dated October 16, 2002, by and between Foothill Capital Corporation and Peninsula Gaming Company, LLC-incorporated herein by reference to Exhibit 10.2 of Peninsula Gaming Company, LLC’s Form 10-Q Quarterly Report for the quarter ended September 30, 2002.

10.13D

Amendment Number Three to Loan and Security Agreement, dated February 14, 2003, by and between Foothill Capital Corporation and Peninsula Gaming Company, LLC-incorporated herein by reference to Exhibit 10.14 of Peninsula Gaming Company, LLC’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.13E

Amendment Number Four to Loan and Security Agreement dated November 6, 2003, by and between Peninsula Gaming Company, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.19 of Peninsula Gaming Company, LLC’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.14

Purchase Agreement, dated June 27, 2002, by and among Peninsula Gaming Partners, LLC, a Delaware limited liability company, The Old Evangeline Downs, L.C., a Louisiana limited company and BIM3 Investments, a Louisiana partnership-incorporated herein by reference to Exhibit 1.1 of Peninsula Gaming Company, LLC’s Form 8-K Current Report filed March 4, 2002.

10.15

First Amendment to Purchase Agreement, dated January 1, 2002, by and among BIM3 Investments, a Louisiana partnership, The Old Evangeline Downs, L.C., a Louisiana limited company and OED Acquisition, LLC, a Delaware limited liability company-incorporated herein by reference to Exhibit 1.3 of Peninsula Gaming Company, LLC’s Form 8-K Current Report filed March 4, 2002.

10.16

Assignment Agreement, dated October 23, 2001, by and between Peninsula Gaming Partners and OED Acquisition, LLC-incorporated herein by reference to Exhibit 1.2 of Peninsula Gaming Company, LLC’s Form 8-K Current Report filed March 4, 2002.

10.17A

Loan and Security Agreement, dated June 24, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.16 of Peninsula Gaming Company, LLC’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.17B

First Amendment, dated September 22, 2003, to Loan and Security Agreement, dated June 24, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., and Wells Fargo Foothill, Inc.—

Exhibit Number	Description of Exhibit*

incorporated herein by reference to Exhibit 10.18 of Peninsula Gaming Company, LLC’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.18

Loan and Security Agreement, dated September 22, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.17 of Peninsula Gaming Company, LLC’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.19

Loan and Security Agreement, dated as of June 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc — incorporated by reference to Exhibit 10.19 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.20

Guarantor Security Agreement, dated as of June 16, 2004, by and among Peninsula Gaming, LLC, The Old Evangeline Downs Capital Corp. and Wells Fargo Foothill, Inc — — incorporated by reference to Exhibit 10.20 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.21

Intercompany Subordination Agreement, dated as of June 16, 2004, by and among The Old Evangeline Downs, L.L.C., Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp., Peninsula Gaming, LLC and Wells Fargo Foothill, Inc — incorporated by reference to Exhibit 10.21 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.22

Management Fees Subordination Agreement, dated as of June 16, 2004, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), OED Acquisition, LLC and Wells Fargo Foothill, Inc. — incorporated by reference to Exhibit 10.22 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.23

Post Closing Letter, dated June 16, 2004, from Wells Fargo Foothill, Inc. to The Old Evangeline Downs, L.L.C. and Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC) — — incorporated by reference to Exhibit 10.23 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.24

Amended and Restated Management Services Agreement, dated as of February 25, 2003, by and among The Old Evangeline Downs, L.L.C., OED Acquisition, LLC and Peninsula Gaming Company, LLC-incorporated herein by reference to Exhibit 10.15 of Peninsula Gaming Company, LLC’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.24

Employment Agreement, dated July 14, 2004, by and between Jonathan Swain and Peninsula Gaming, LLC — — incorporated by reference to Exhibit 10.1B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

10.25	Form of Employment Agreement by and between Natalie A. Schramm and Peninsula Gaming, LLC. — incorporated by reference to Exhibit 10.01A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.26

Guaranty by The Old Evangeline Downs Capital Corp. in favor of Wells Fargo Foothill, Inc., dated June 16, 2004 — — incorporated by reference to Exhibit 10.25 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

12.1†	Computation of ratio of earnings to fixed charges.

21.1†	Subsidiaries of the Registrants

31.1†	Certification of M. Brent Stevens, Chief Executive Officer.

31.2†	Certification of Natalie A. Schramm, Chief Financial Officer.

*                                         Unless otherwise noted, exhibits have been previously filed and are incorporated by reference.

†                                          Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

PENINSULA GAMING, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

PENINSULA GAMING CORP.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

DIAMOND JO, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities indicated on March 30, 2005.

PENINSULA GAMING, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer and Manager
(principal executive officer)

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager

By:	/s/ Andrew Whittaker
Andrew Whittaker
Manager

PENINSULA GAMING CORP.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer and Manager
(principal executive officer)

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager

By:	/s/ Andrew Whittaker
Andrew Whittaker
Manager

DIAMOND JO, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer and Manager
(principal executive officer)

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager

By:	/s/ Andrew Whittaker
Andrew Whittaker
Manager

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Peninsula Gaming, LLC

Dubuque, Iowa

We have audited the accompanying consolidated balance sheets of Peninsula Gaming, LLC and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in members’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Peninsula Gaming, LLC and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 29, 2005

PENINSULA GAMING, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,504,016	$21,158,295
Restricted cash-purse settlements	3,671,331	1,589,125
Restricted investments		15,778,883
Accounts receivable, less allowance for doubtful accounts of $47,426 and $61,922, respectively	816,058	482,222
Inventories	243,336	403,376
Prepaid expenses	2,183,711	815,009
Total current assets	17,418,452	40,226,910
RESTRICTED CASH-RACINO PROJECT		20,013,291
PROPERTY AND EQUIPMENT, NET	126,163,076	102,477,345
OTHER ASSETS:
Deferred financing costs, net of amortization of $1,437,903 and $5,288,572, respectively	13,311,935	12,702,387
Goodwill	53,083,429	53,083,429
Licenses and other intangibles	32,562,289	32,257,963
Deposits and other assets	530,159	757,789
Total other assets	99,487,812	98,801,568
TOTAL	$243,069,340	$261,519,114
LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,801,985	$2,972,608
Construction payable–Racino project	4,711,861	20,156,591
Purse settlement payable	5,040,312	1,589,125
Accrued payroll and payroll taxes	2,615,915	2,788,224
Accrued interest	4,973,545	9,904,778
Other accrued expenses	4,396,194	4,811,106
Payable to affiliate	100,973
Current maturity of long-term debt	8,630,008	4,098,222
Total current liabilities	34,270,793	46,320,654
LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	229,945,650
12 1/4% senior secured notes, net of discount		70,616,221
13% senior secured notes, net of discount	6,796,576	120,923,436
Senior secured credit facilities	13,887,764	15,754,301
Term loan	8,666,667	9,921,557
Notes payable	7,451,248	3,511,654
Other accrued expenses	650,000	1,100,000
Preferred members’ interest, redeemable	4,000,000	4,000,000
Total long-term liabilities	271,397,905	225,827,169
Total liabilities	305,668,698	272,147,823
COMMITMENTS AND CONTINGENCIES MEMBERS’ EQUITY (DEFICIT)
Common members’ interest	9,000,000	9,000,000
Accumulated deficit	(71,599,358)	(19,628,709)
Total members’ equity (deficit)	(62,599,358)	(10,628,709)
TOTAL	$243,069,340	$261,519,114

See notes to consolidated financial statements.

PENINSULA GAMING, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

REVENUES:
Casino	$119,920,935	$56,794,529	$48,262,485
Racing	20,000,703	17,773,481	15,509,989
Food and beverage	11,464,094	4,565,438	3,886,326
Other	1,434,135	589,268	144,817
Less promotional allowances	(7,965,784)	(3,221,134)	(2,615,355)
Total net revenues	144,854,083	76,501,582	65,188,262
EXPENSES:
Casino	60,910,752	24,091,470	20,992,183
Racing	16,958,738	14,646,351	12,650,996
Food and beverage	9,218,345	4,282,010	3,820,365
Boat operations	2,231,223	2,322,126	2,295,771
Other	1,075,864	442,964	27,471
Selling, general and administrative	21,404,627	11,609,084	8,302,379
Depreciation and amortization	12,355,503	3,323,541	2,950,369
Pre-opening expense	367,488	3,256,963
Development expense	241,691	102,272
Management severance and recruiting	592,827
Affiliate management fees	757,430	175,000
(Gain) loss on disposal of assets	(716,190)	49,735	8,000
Litigation settlement			1,600,000
Referendum			771,111
State of Wisconsin government relations			55,000
Total expenses	125,398,298	64,301,516	53,473,645
INCOME FROM OPERATIONS	19,455,785	12,200,066	11,714,617
OTHER INCOME (EXPENSE):
Interest income	170,411	489,800	46,475
Interest expense, net of amounts capitalized (including related party interest of $829,319 for 2002)	(26,775,110)	(25,071,656)	(11,887,979)
Loss on early retirement of debt	(37,566,234)
Interest expense related to preferred members’ interest, redeemable	(360,000)	(180,000)
Total other expense	(64,530,933)	(24,761,856)	(11,841,504)
NET LOSS BEFORE PREFERRED MEMBER DISTRIBUTIONS AND MINORITY INTEREST	(45,075,148)	(12,561,790)	(126,887)
LESS PREFERRED MEMBER DISTRIBUTIONS		(180,544)	(373,050)
LESS MINORITY INTEREST			(232,056)
NET LOSS TO COMMON MEMBERS’ INTEREST	$(45,075,148)	$(12,742,334)	$(731,993)

See notes to consolidated financial statements.

PENINSULA GAMING, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	COMMON MEMBERS’ INTEREST	ACCUMULATED DEFICIT	TOTAL MEMBERS’ EQUITY (DEFICIT)

BALANCE, DECEMBER 31, 2001	$9,000,000	$(3,337,227)	$5,662,773
Net loss to common members’ interest		(731,993)	(731,993)
Member distributions		(1,260,012)	(1,260,012)
BALANCE, DECEMBER 31, 2002	9,000,000	(5,329,232)	3,670,768
Net loss to common members’ interest		(12,742,334)	(12,742,334)
Member distributions		(1,557,143)	(1,557,143)
BALANCE, DECEMBER 31, 2003	9,000,000	(19,628,709)	(10,628,709)
Net loss to common members’ interest		(45,075,148)	(45,075,148)
Member distributions		(7,030,706)	(7,030,706)
Spin off of OED Acquisition, LLC		135,205	135,205
BALANCE, DECEMBER 31, 2004	$9,000,000	$(71,599,358)	$(62,599,358)

See notes to consolidated financial statements.

PENINSULA GAMING, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,075,148)	$(12,742,334)	$(731,993)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	12,355,503	3,323,541	2,950,369
Provision for doubtful accounts	105,900	149,214	138,751
Amortization of deferred financing costs and bond discount (including $13.8 million of write-off of deferred financing costs and bond discount in 2004)	16,409,620	3,161,023	1,493,671
(Gain) loss on disposal of assets	(716,190)	49,735	8,000
Minority interest			232,056
Changes in operating assets and liabilities:
Restricted cash–purse settlements	(2,082,206)	(748,759)	639,655
Receivables	(439,736)	(355,614)	(91,398)
Payable to affiliate	236,178
Inventories	160,040	(264,972)	5,285
Prepaid expenses and other assets	(1,141,072)	(1,071,419)	(27,301)
Accounts payable	4,280,564	2,183,072	60,088
Accrued expenses	(5,568,454)	7,485,459	5,506,627
Litigation settlement	(400,000)	(400,000)	1,600,000
Net cash flows from operating activities	(21,875,001)	768,946	11,783,810
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired			(29,275,862)
Business acquisition and licensing costs	(304,326)	(1,781,746)	(1,503,944)
Racino project development costs	(38,227,251)	(55,303,006)	(5,315,279)
Proceeds from (deposits to) restricted cash – racino project, net	20,013,291	(20,013,291)
Purchase of restricted investments		(23,922,971)
Maturity and sale of restricted investments	15,778,883	8,144,088
Purchase of property and equipment	(5,147,577)	(2,206,388)	(1,695,075)
Proceeds from sale of property and equipment	1,100,661	387,906
Net cash flows from investing activities	(6,786,319)	(94,695,408)	(37,790,160)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(14,158,934)	(11,516,099)	(1,703,706)
Principal payments on debt	(228,553,935)	(20,725,000)	(318,379)
Proceeds from senior secured notes	229,728,680	120,736,000
Proceeds from senior credit facilities	19,887,762	5,104,301	20,450,000
Proceeds from FF&E credit facility	3,467,507	12,532,493
Proceeds from term loan	14,666,667
Proceeds from notes payable			11,825,000
Member distributions	(7,030,706)	(1,557,143)	(1,260,012)
Net cash flows from financing activities	18,007,041	104,574,552	28,992,903
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,654,279)	10,648,090	2,986,553
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	21,158,295	10,510,205	7,523,652
CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,504,016	$21,158,295	$10,510,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$30,692,977	$18,331,536	$5,701,057
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property additions acquired on construction payable which were accrued, but not paid		$19,681,300	$2,376,494
Property additions previously accrued which were paid	$15,444,730
Property and equipment purchased in exchange for indebtedness	8,495,607	4,398,940
Exchange of private OED notes for registered OED notes		123,200,000
Exchange of private PGL notes for registered PGL notes	233,000,000
Spin-off of OED Acquisition, LLC	135,205

See notes to consolidated financial statements

PENINSULA GAMING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, BUSINESS PURPOSE AND BASIS OF PRESENTATION

Diamond Jo, LLC, a Delaware limited liability company (“DJL”), owns and operates the Diamond Jo riverboat  casino in Dubuque,  Iowa,  and, prior to the corporate restructuring described below, was a wholly owned subsidiary of Peninsula Gaming Partners,  LLC, a Delaware limited liability company (“PGP”). DJL had two direct wholly owned  subsidiaries,  (i) Peninsula Gaming Corp.,  which had no assets or operations  and was formed  solely to  facilitate  the offering of DJL’s 12¼ % senior secured notes (the “DJL Notes”), and (ii) OED Acquisition,  LLC, a Delaware limited liability company (“OEDA”), and the parent company of The Old Evangeline Downs,  L.L.C., a Louisiana  limited liability company (“OED”),  that owns and  operates  the Evangeline Downs Racetrack and Casino, or  racino, in St. Landry Parish, Louisiana and two off-track betting (“OTB”) parlors in Louisiana.  The Old Evangeline Downs Capital Corp., a Delaware limited liability company, was a wholly owned subsidiary of OED, has no assets or operations and was formed solely to facilitate the offering by OED of its 13% senior secured notes (the “OED Notes”). Following the redemption of the DJL Notes in April 2004, Peninsula Gaming Corp. was dissolved.

On June 16,  2004,  a corporate  restructuring  occurred,  which is retroactively reflected in these consolidated  financial  statements,  pursuant to which Peninsula Gaming, LLC, a Delaware limited liability  company (the “Company” or “PGL”),  became a new direct parent company of DJL, OED and Peninsula Gaming Corp. (“PGC”,  formerly known as The Old Evangeline Downs Capital Corp.). The Company is a wholly owned subsidiary of PGP.  In  connection  with the corporate  restructuring,  OEDA  became a sister  company to the  Company  and a wholly owned  subsidiary of PGP in a corporate  spin-off which was recorded as a distribution on June 30, 2004.

Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), was formed on October 30, 2004 as a wholly onwed subsidiary of PGL for the purpose of obtaining a gaming license in Worth County, Iowa. On November 10, 2004, the Company submitted an application to the Iowa Racing and Gaming Commission to operate a moored barge in Worth County, Iowa.  DJW did not have any assets or operations as of December 31, 2004 and the period October 20, 2004 to December 31, 2004.  The Company anticipates the Iowa Racing and Gaming Commission to award licenses in the Spring of 2005.  The Company’s proposed facility is expected to contain approximately 500 slot machines, 12 table games and 5 poker tables.  In addition, the proposed facility is expected to include a restaurant, two fast food outlets and a bar with entertainment space.

The Company, DJL and PGC are  co-issuers  of 8 ¾% senior  secured notes due 2012 (the  “Peninsula  Gaming  Notes”)  which  are registered with the U.S. Securities and Exchange Commission (the “SEC”).  Also, OED is a guarantor of the Peninsula Gaming Notes and its stock is pledged as collateral securing obligations under the Peninsula Gaming Notes and under our senior secured credit facility.

OED’s results of operations and cash flows for the years ended December 31, 2004 and 2003 and the period from February 15, 2002 (date of acquisition) to December 31, 2002 have been consolidated into the Company’s consolidated financial statements. During the period from February 15, 2002 to August 30, 2002, the Company had substantive control of OED and recorded a minority interest related to the portion not owned. On August 31, 2002, OED became a wholly owned subsidiary of the Company.

Racino Development

In order to provide funding for the racino project and to repay certain then existing indebtedness, on February 25, 2003, OED completed a private placement of $123.2 million of its 13% senior secured notes due 2010 (the “Private OED Notes”). On September 10, 2003, OED exchanged the Private OED Notes for notes registered with the SEC otherwise identical in all respects to the Private OED Notes (the “Registered OED Notes,” and together with the Private OED Notes, the “OED Notes”).

The construction and development of the racino project was completed in two phases. The first phase involved the construction of the casino and related casino amenities which was substantially completed and opened to the public on December 19, 2003. Construction of the second phase, which involved the construction of the dirt horse racetrack and related facilities, is substantially complete and opened to the public on November 22, 2004.

As of December 31, 2004, OED has ceased operations at its previous horse racetrack in Lafayette, Louisiana. All long lived assets at the existing horse racetrack that were not utilized at the new facility were fully depreciated as of December 31, 2004 and had a net book value of zero. The Company is not contractually or legally obligated to, and did not incur significant costs associated with abandoning the previous facility. Depreciation expense related to long lived assets at the previous horse racetrack facility that were not utilized at the new facility was approximately $0.4 million for the year ended December 31, 2004 and $0.2 million for each of the years ended December 31, 2003 and 2002.

Consistent with its regulatory requirements, OED expects to continue construction on its turf track during fiscal 2005. The total remaining capital expenditures expected to complete the racino project as of December 31, 2004 is approximately $0.6 million. The source of funds to complete construction of the racino will be (i) available borrowings under PGL’s $35.0 million senior secured credit facility and (ii) cash flows from existing casino and racetrack operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The consolidated financial statements include the financial information of the Company and its wholly owned subsidiaries DJL, OED , PGC and DJW. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents—The Company considers all certificates of deposit and other highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash-Purse Settlements—Restricted cash represents amounts restricted by regulation for purses to be paid during the live meet racing season at OED. Additionally, restricted cash includes entrance fees for a special futurity race during the racing season, plus any interest earnings. These funds will be used to pay the purse for the race. A separate interest bearing bank account is required for these funds.

Restricted Investments—As of December 31, 2003, OED had approximately $15.8 million invested in government securities with original maturities of greater than 90 days from the date of initial investment. These investments were classified as held-to-maturity and had contractual maturities of $7.9 million on both February 15, 2004 and August 15, 2004.  Proceeds  from the maturity of the  investments  on February 15, 2004 were used to help make the  payment  of  interest  on the OED Notes due March 1, 2004 in  accordance  with  the  terms of the Cash  Collateral  and  Disbursement Agreement,  dated February 25, 2003,  among OED, U.S. Bank National  Association (as trustee and disbursement agent) and an independent  construction  consultant (the  “Cash  Collateral  and  Disbursement  Agreement”).  As  a  result  of  the refinancing of the OED Notes on April 16, 2004 (see Note 4), the Cash Collateral and  Disbursement  Agreement  was  cancelled  and,  therefore,   the  restricted investments were no longer required.  Therefore, during May 2004, the remaining restricted investments of approximately $7.9 million were redeemed.

Allowance for Doubtful Accounts—The allowance for doubtful accounts is maintained at a level considered adequate to provide for probable future losses.

Inventories—Inventories consisting principally of food, beverage, retail items, and operating supplies are stated at the lower of first-in, first-out cost or market.

Restricted Cash–Racino Project—Restricted cash–racino project represented unused  proceeds  from the sale of the OED Notes,  the use and  disbursement  of which were restricted to the design,  development,  construction,  equipping and opening of the racino in accordance  with the Cash  Collateral and  Disbursement Agreement.  As of December 31, 2003, OED had $14.4 million in cash equivalents deposited in a construction   disbursement account, $0.2 million in cash equivalents deposited in an interest reserve account that were to be used toward payment of interest on the OED Notes, $5.0 million in cash equivalents deposited in a  completion  reserve  account that were to be used to fund  potential  cost overruns and  contingency  amounts  with  respect to the  design,  development, construction,  equipping and opening of the racino and $0.4 million in cash in a local financial institution. The funds deposited in these accounts were invested in cash or securities that were readily convertible to cash. As a result of the refinancing of the OED Notes on April 16, 2004 (see Note 4), the Cash Collateral and Disbursement Agreement was terminated and, therefore,  the restricted cash - racino project was no longer required.

Property and Equipment—Property and equipment are recorded at cost and capitalized lease assets are recorded at their fair market value at the inception of the lease. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Land improvements	20 - 40 years
Building and building improvements	9 - 40 years
Riverboat and improvements	5 - 20 years
Furniture, fixtures and equipment	3 - 10 years
Computer equipment	3 - 5 years
Vehicles	5 years

Capitalized Interest—The Company capitalizes interest costs associated with debt incurred in connection with the racino project. When debt is specifically identified as being incurred in connection with the development of the racino project, the Company capitalizes interest on amounts expended on the racino project at the Company’s average cost of borrowed money. Capitalization of interest ceases when each phase of the project is substantially complete. The amount capitalized during 2004 and 2003 was $1.3 million and $2.2 million, respectively.

Deferred Financing Costs—Costs associated with the issuance of debt have been deferred and are being amortized over the life of the related indenture/agreement using the effective interest method. These amortization costs are included in interest expense, net of amounts capitalized on the consolidated statements of operations. As of  December 31,  2004,  the Company  incurred approximately  $12.7 million of fees and expenses  related to the refinancing of the DJL  Notes  and the OED Notes and  approximately  $1.4  million  of fees and expenses  related to the refinancing of (i) DJL’s senior secured credit facility with Wells Fargo  Foothill,  Inc. ( the “DJL Credit Facility”),  (ii) OED’s $15.0 million senior secured credit facility with Wells  Fargo  Foothill (the  “OED  Credit Facility”),  and (iii) OED’s $16.0 million FF&E credit facility with Wells Fargo Foothill (the “OED FF&E Facility”) (see Note 4 for further discussion on the refinancings).

Goodwill and Licenses and Other Intangible Assets—Goodwill and licenses and other intangibles consists of goodwill and the acquired licenses and tradename associated with the purchase of the Diamond Jo riverboat casino and OED.  Such assets have indefinite lives.  To the extent the purchase price exceeded the fair value of the net identifiable assets acquired, such excess was recorded as goodwill.  Goodwill and indefinite lived intangible assets are not amortized but are reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value.

As of December 31, 2004 and 2003, the Company had approximately $32.6 million and $32.3 million, respectively, of licenses and other intangibles summarized as follows (in millions):

	2004	2003

Slot Machine and Electronic Video Game Licenses	$28.8	$28.5
Tradename	2.5	2.5
Horse Racing Licenses	1.3	1.3
Total	$32.6	$32.3

Each of the identified intangible assets were valued separately when OED was purchased.  The methodology employed by an independent valuation specialist to arrive at the initial valuations required evaluating the fair market value of the existing  horse racing  business on a stand-alone  basis without taking into account any right to obtain slot  machine and  electronic  video game  licenses. Such valuation was based in part upon other transactions in the industry and OED’s historical results of operations.  A value was also derived for the trade name using market based royalty rates.  A significant  portion of the purchase price was attributable  to the slot  machine and  electronic  video game license rights,  which were valued based upon the market  value paid by other  operators and upon  projected  cash flows from  operations.

On June 25, 2002, PGP entered into an agreement with William E.  Trotter, II (“Trotter”) and William E. Trotter,  II Family  L.L.C.,  (“WET2LLC”) to acquire (i) all of Trotter’s  interests in two promissory notes issued by OED in connection with the Company’s  acquisition of OED, and (ii) all of  Trotter’s  membership  interests  owned by WET2LLC  (together,  the “Trotter  Purchase”).  On August 30, 2002, the Company consummated the Trotter Purchase for a purchase price consisting of cash of $15,546,000, plus a contingent fee of one half of one  percent  (0.5%)  of the net slot  revenues  generated  by OED’s racino  located  in St.  Landry  Parish,  Louisiana,  for a period  of ten years commencing  on December 19, 2003,  the date the  racino’s  casino  opened to the general  public.  This contingent fee is payable monthly in arrears and has been recorded as an adjustment to the purchase  price of slot machine and electronic video game licenses of $304,326 and $13,879 for the years ended December 31, 2004 and 2003, respectively.

Impairment of Long-Lived Assets ---  Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell.  Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques.  Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life.  If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and intangible assets are subject to impairment by, among other factors, significant changes in gaming tax rates, competition and regulatory requirements; lack of license renewals; lack of voter reapproval in Iowa; and changes in the way OED’s tradename is used.  Goodwill and indefinite lived intangible assets are tested annually for impairment with more frequent tests performed if indications of impairment exist.  The Company’s annual impairment testing date is in the first quarter of each fiscal year.  Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value.  Goodwill is potentially impaired if the carrying value of a “reporting unit” exceeds its estimated fair value.  Management determines fair value using a discounted future cash flow analysis and other accepted valuation techniques.  The Company’s annual impairment testing in 2004, 2003 and 2002  yielded no impairments.

Construction Payable—Racino project—At December 31, 2004 and 2003, OED had $4.7 million and $20.2 million, respectively, in payables and accruals related to construction and development costs associated with the racino project.

Debt Discount—Debt discount associated with the issuance of debt is netted with the related debt obligations on the balance sheets and is amortized over the life of the debt using the effective interest method.  The amortization of such discount is included in interest expense on the statements of operations.

Revenue Recognition—In accordance with industry practice, casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses, conducted at the DJL casino and the casino portion of OED’s new racino. Racing revenues include OED’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and OED’s share of wagering from import and export simulcasting as well as OED’s share of wagering from its off-track betting parlors. Under current Louisiana law, OED is not allowed to conduct video poker operations in the casino portion of the racino. Rather, OED is allowed to conduct video poker operations only at its off-track betting parlors in a parish that has approved such devices. Therefore, OED’s net win from video poker devices at its Port Allen off-track betting facility are included in racing revenues.

Promotional Allowances—Food, beverage, and other items furnished without charge to customers are included in gross revenues at a value which approximates retail and then deducted as promotional allowances to arrive at net revenues. The cost of such complimentary services have been included in casino and racing expenses on the accompanying statements of operations. Such estimated costs of providing complimentary services allocated from the food and beverage and other operating departments to the casino and racing departments were $1,642,310 and $356,840 for food and beverage and other, respectively, in 2004, $689,972 and $35,642, respectively, in 2003 and $592,539 and $4,672, respectively, in 2002.

Selling, General and Administrative—In October 2002, DJL entered into a charitable giving agreement with an Iowa non-for-profit organization in which DJL agreed, subject to certain contingencies, to give such organization a total contribution of $450,000. The agreement calls for a payment of $50,000 upon the signing of the agreement and $50,000 on March 1 of each of the next seven years beginning on March 1, 2003. The first two payments were made and expensed by DJL in October 2002 and March 2003, respectively. As all significant contingencies surrounding the agreement were met during the third quarter of 2003, DJL expensed the remaining unpaid contribution of $350,000. Such expense is included in selling, general and administrative expenses in the consolidated statement of operations.

Advertising—All costs associated with advertising are expensed as incurred.  Advertising expense was approximately $2.7 million in 2004 and approximately $1.5 million in 2003.

Development Expense—During 2003, the Company entered into an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa. Under this agreement, the Company has agreed to design, construct, operate and manage a casino with no less than 700 gaming positions, (on an approved body of water of sufficient size to meet state requirements) and a two phase 100-room hotel development (upon obtaining an acceptable third-party investment). During 2004 and 2003, the Company incurred expenses of $241,691 and $102,272, respectively related to this agreement.

Referendum —In accordance with Iowa law, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such a referendum took place on November 5, 2002. During 2002, DJL incurred various advertising, promotional and other referendum related expenses totaling $771,111 to promote the approval of continued gaming in Dubuque County. The measure was approved on November 5, 2002 with 79% of the electorate voting on the proposition favoring continued gaming on riverboats in Dubuque County. As DJL will not be required to be a part of another referendum until 2010, such referendum related costs are not expected to be incurred in the future until that time.

State of Wisconsin Government Relations—During 2002, DJL incurred expenses for a governmental relations services agreement with respect to gaming issues and developments in Wisconsin which might affect the Company and its gaming operations. Such expenses in 2002 totaled $55,000.

Minority Interest—Minority interest on the consolidated statement of operations represents the 50% portion of net income from OED allocated to the remaining 50% membership interest holder in OED during the period February 15, 2002 through August 30, 2002.

Income Taxes—The Company and its subsidiaries are limited liability companies. In lieu of corporate income taxes, the members of a limited liability company are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for federal income taxes has been included in the financial statements.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the periodic review of the carrying value of assets for impairment.  In addition, estimates were made surrounding the application of purchase accounting related to the acquisition of OED and the related assignment of costs to intangible assets.

In addition, an estimated loss from a loss contingency is recorded when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires the use of judgment. Many of these legal contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. An adverse outcome could have a material impact on financial condition, operating results, and cash flows.

Concentrations of Risk—The Company’s customer base is concentrated in eastern Iowa and southwest Louisiana.

The Company maintains deposit accounts at three banks. At December 31, 2004 and 2003, and various times during the years then ended, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation. Credit risk is managed by monitoring the credit quality of the banks.

Reclassifications—Certain prior year amounts have been reclassified to conform with the current year presentation.  These reclasses did not have any effect on the Company’s financial position or net loss to common members’ interest in 2004, 2003 and 2002.

Recently Issued Accounting Standards—In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. As a result of the adoption of SFAS No. 150 on July 1, 2003, DJL reclassified its $4 million mandatorily redeemable preferred members’ interest from the mezzanine section of the consolidated balance sheet to long-term debt. Further, preferred member distributions paid or accrued subsequent to adoption of SFAS No. 150 are required to be presented as interest expense separately from interest due to other creditors. DJL was not required to record a cumulative effect of a change in an accounting principle as the redeemable preferred members’ interest was recorded at fair value prior to July 1, 2003. The Company is precluded from reclassifying prior period amounts pursuant to this standard.

3.  PROPERTY AND EQUIPMENT

Property and equipment at December 31 is summarized as follows:

	2004	2003

Land and land improvements	$13,639,200	$13,686,570
Buildings and improvements	$78,477,066	51,991,698
Riverboat and improvements	$8,308,070	8,305,022
Furniture, fixtures and equipment	$39,106,835	28,472,602
Computer equipment	5,817,263	5,196,966
Vehicles	176,236	176,235
Construction in progress	880,879	6,034,867
Subtotal	146,405,549	113,863,960
Accumulated depreciation	(20,242,473)	(11,386,615)
Property and equipment, net	$126,163,076	$102,477,345

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $12,355,503, $3,323,541 and $2,950,369, respectively.

4.  DEBT

The debt of the Company and its subsidiaries consists of the following at December 31:

	2004	2003

8 3/4% senior secured notes due April 15, 2012, net of discount of $3,054,350, secured by assets and stock of DJL and OED	$229,945,650
12 1/4 % senior secured notes of DJL due July 1, 2006, net of discount of $383,779, secured by assets of DJL.		$70,616,221
13% senior secured notes of OED due March 1, 2010 with contingent interest, net of discount of $113,424 and $2,276,564, secured by certain assets of OED.	6,796,576	120,923,436
$35.0 million revolving line of credit under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc. dated June 16, 2004, interest rate at prime + a margin of 0.5 - 1.0% (current rate of 6.25%), maturing June 16, 2008, secured by substantially all assets of DJL and OED.	13,887,764
Term loan under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc. dated June 16, 2004, interest rate at prime + 2.5% (current rate of 7.75%), due in equal monthly installments of $333,333 beginning July 1, 2004, maturing June 16, 2008, secured by certain assets of OED.	12,666,667
Line of credit of DJL with Wells Fargo Foothill, Inc., (“DJL Credit Facility”), interest rate at greater of LIBOR + 3% or prime + .75% (8.5% at December 31, 2003), secured by assets of DJL.		11,250,000
$15.0 million loan and security agreement of OED with Wells Fargo Foothill, Inc., (“OED Credit Facility”), interest rate at prime + 2.50% (6.5% at December 31, 2003), secured by certain assets of OED.		5,104,301
$16.0 million loan and security agreement of OED with Wells Fargo Foothill, Inc., (“FF&E Credit Facility”), interest rate at prime + 2.50% (6.5% at December 31, 2003), due in 48 equal monthly principal payments beginning on March 1, 2004, secured by certain assets of OED.		12,532,493

	2004	2003
Promissory note payable to third party, interest at 8.75% payable monthly in arrears, annual principal payments of $1,100,000 in 2005 and $550,000 each year thereafter, secured by mortgage on certain real property of OED.	3,850,000	3,850,000
Note payable to third party, interest rate at 9.5%, monthly payments of principal and interest of $31,250, with final payment due July 1, 2005, secured by certain assets of OED.	184,596	548,940
Notes payable to third party, net of discount of $673,370, interest rate at 0% (discounted at 7.4%) for the first 24 months and 7.4% thereafter, monthly payments of principal of $224,149 through October 2006 followed by monthly payments of principal and interest of $233,236, through October 2007, secured by certain assets of DJL and OED.	6,952,242
Notes payable to third party, net of discount of $40,860, interest rate at 0% (discounted at 7.4%), monthly payments of principal of $103,066, through November 2005, secured by certain assets of DJL and OED.	1,094,418
Preferred membership interests–redeemable, interest at 9%, due October 13, 2006	4,000,000	4,000,000
Total debt	279,377,913	228,825,391
Less current portion	(8,630,008)	(4,098,222)
Total long term debt	$270,747,905	$224,727,169

Principal maturities of debt (excluding discount) for each of the years ended December 31 are summarized as follows (dollars in thousands):

2005	$9,108
2006	11,232
2007	6,805
2008	15,105
2009	550
Thereafter	240,460
$283,260

The weighted average interest rate on the Company’s short-term borrowings consisting of its lines of credit outstanding as of December 31, 2004 and 2003 was 6.25% and 7.88% respectively.

On March 9, 2004,  OED  commenced  a tender  offer and consent  solicitation  to repurchase all of its outstanding  OED Notes and to solicit  consents to certain proposed  amendments  to the  indenture  governing the OED Notes as set forth in OED’s Offer to Purchase and Consent Solicitation Statement, dated March 9, 2004. On March 19, 2004, the expiration date of the consent solicitation, OED received the requisite consents and tenders from holders of a majority of the aggregate principal amount of the outstanding OED Notes. The tender offer expired on April 5, 2004, and OED redeemed approximately $116.3 million principal amount of the OED Notes.

On April 16, 2004, DJL and PGC completed a Rule 144A private placement of $233 million principal amount of 8¾% senior secured notes due 2012 (the “Peninsula Gaming Notes”).  The Peninsula Gaming Notes were issued at a discount of approximately $3.3 million.  Interest on the Peninsula Gaming Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2004. Upon the corporate restructuring, PGL also became a co-issuer of the Peninsula Gaming Notes.

The Company used the net proceeds from the sale of the Peninsula Gaming Notes as follows (all payments based on outstanding  balances as of April 16, 2004):  (1) to irrevocably deposit funds into an escrow account to redeem all of the DJL Notes in an amount

(including call premium and accrued interest) of approximately $79.9 million; (2) to repurchase  approximately $116.3 million principal amount of OED Notes for an aggregate amount (including tender premium, accrued interest and contingent  interest) of approximately  $134.6 million; (3) to pay accrued distributions on DJL’s outstanding preferred membership interests-redeemable  of approximately $1.1 million; (4) to pay related fees and expenses of approximately $13.4 million; and (5) for general corporate purposes. As a result of the issuance of the Peninsula Gaming Notes, the Company incurred a loss of approximately  $36.7 million consisting of the write-off of deferred financing fees of approximately  $10.5 million, the payment of a call and tender premiums and consent fees on the DJL and OED Notes of approximately $23.1 million, interest on the DJL Notes of approximately $0.7 million and write-off of bond discount of approximately $2.4 million.  In addition, OED and DJL wrote off $0.9 million of deferred financing fees related to the refinancing of the credit facilities discussed below.

The indenture governing the Peninsula Gaming Notes limits the Company’s ability and the ability of its restricted subsidiaries to, among other things:

•   incur more debt;

•   pay dividends or make other distributions to PGP;

•   redeem stock;

•   issue stock of restricted subsidiaries;

•   make investments;

•   create liens;

•   enter into transactions with affiliates;

•   merge or consolidate; and

•   transfer or sell assets.

The Peninsula Gaming Notes are full and unconditional obligations of DJL as a co-issuer.  PGL and PGC, also co-issuers, have no independent assets (other than PGL’s investment in its subsidiaries) or operations. The Peninsula Gaming Notes are also guaranteed, subject to the prior lien of the Company’s credit facility discussed below, by OED. Further, PGL has pledged its equity interests in OED and DJL as collateral security obligations under the Peninsula Gaming Notes.  The Peninsula Gaming Notes do not limit DJL’s or OED’s ability to transfer net assets to PGL.

On June 16, 2004, DJL and OED jointly entered into a loan and security agreement with Wells Fargo Foothill, Inc. as the arranger and agent (the “PGL Credit Facility”).  The PGL Credit  Facility  consists of a revolving  credit  facility which  permits DJL and OED to request  advances  and letters of credit up to the lesser of the maximum  revolver amount of $35 million (less amounts  outstanding under letters of credit) and a specified  borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the combined  EBITDA (as defined in the PGL Credit  Facility) of OED and DJL for the twelve months immediately preceding the current month end multiplied by 150% and the combined  EBITDA of OED and DJL for the most  recent  quarterly  period annualized  multiplied  by 150%.  At December 31, 2004, the maximum revolver amount was $35.0 million.  The available borrowing amount at December 31, 2004, after reductions for amounts borrowed and letters of credit outstanding at the Company was approximately $17.1 million. Immediately upon the closing of the PGL Credit Facility, the Company borrowed approximately $15.9 million to refinance outstanding obligations under the OED Credit Facility and the DJL Credit Facility and pay financing related fees and expenses.  Advances  under the PGL Credit  Facility bear an interest rate based on the  borrower’s  option of LIBOR plus a margin  3.0% -3.5% or Wells  Fargo prime rate plus a margin of 0.5% -1.0% (current  rate of 6.25%)  however,  at no time shall the interest  rate be lower than 4.0%.

The PGL Credit Facility also contains a term loan in the amount of $14,666,667. The proceeds from the term loan were used to repay outstanding obligations under the FF&E Credit Facility.  The term loan is secured by certain assets of OED and requires monthly payments of $333,333 starting July 1, 2004 until the full balance is paid, with a maturity no later than June 16, 2008. The term loan has an interest rate equal to the Wells Fargo prime rate plus 2.5% (current rate of 7.75%) however, at no time shall the interest rate be lower than 6.0%. Under the terms of the PGL Credit Facility, at closing the Company was required to issue a letter of credit in the amount of $3.2 million in favor of Wells Fargo Foothill, Inc. related to the term loan.  The Company also has approximately $0.8 million of other letters of credit outstanding at December 31, 2004 for a total of $4.0 million.

OED and DJL are jointly and severally liable under the PGL Credit Facility, including the term loan. Borrowings under the PGL Credit Facility are collateralized by substantially all assets of OED and DJL.  Borrowings under the PGL Credit Facility are guaranteed by PGL and PGC. As of December 31, 2004, the Company had $13.9 million and $12.7 million outstanding under the revolver portion and Term Loan portion of the PGL Credit Facility, respectively.

The  PGL  Credit  Facility contains a number of restrictive covenants, including covenants that limit DJL’s and OED’s  ability to, among other things:  (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization,  or recapitalization,  or reclassify its capital stock;  (4) dispose of certain  assets; (5) guarantee the debt of others; (6) pay dividends or make other distributions;  (7) make investments; and (8) enter into transactions with affiliates.  The PGL Credit Facility also contains financial covenants including a minimum combined EBITDA (as defined by the PGL Credit Facility) of OED and DJL and limitations on capital expenditures at OED and DJL.

Specifically, the PGL Credit Facility prohibits DJL and OED from making loans to PGL except on an arm’s length basis and pursuant to an exception that permits DJL and OED to make unsecured loans to PGL in an aggregate principal amount not exceeding $10.0 million.  In addition, DJL and OED are prohibited from making any dividends or other distributions to PGL, subject to certain limited exceptions. In addition, DJL and OED are permitted to make dividends or other distributions to PGL to pay certain tax obligations. Further, DJL and OED can make dividends and other distributions to PGL to pay costs related to certain tax preparation, accounting, legal and administrative fees and expenses.  Additionally,  DJL and OED may make dividends and other  distributions  to PGL in respect of certain payments under management agreements and to pay reasonable  directors’ or managers’ fees and expenses,  so long as any  payments  with  respect to any  management  agreement  or employee, consulting  or similar  agreement do not, in the  aggregate,  in any fiscal year exceed the lesser of (a) 4.0% of DJL and OED’s  combined  EBITDA (as  defined in the PGL  Credit  Facility)  and (b)  $4.0  million.  DJL and OED may  also  make dividends  or  other  distributions  to PGL so  that  PGL,  subject  to  certain limitations, can repurchase, redeem or otherwise acquire equity interests in PGL or its restricted  subsidiaries (as defined in the PGL Credit Facility) from its respective  employees,  members  or  managers.  Finally,  PGL and  OED can  make dividends and other  distributions not to exceed (a) in 2004, $7.5 million,  (b) in 2005,  $3.75 million plus any unused portion of the amount available in 2004, if any,  (c) in 2006,  $3.75  million  plus the  unused  portion  of the  amount available  in 2005,  if any,  (d) in 2007,  the  unused  portion  of the  amount available  in 2006,  if any, and (e) in 2008,  the unused  portion of the amount available in 2007, if any. Subject to the foregoing provisions, all of the net assets of DJL and OED are restricted assets. The Company was in compliance with such covenants, or had obtained waivers, as of December 31, 2004.

The DJL Credit Facility, the OED Credit Facility and the FF&E Credit Facility were terminated in connection with the refinancing discussed above.

In September 2004, the Company entered into agreements with various slot machine manufacturers to finance the purchase of 763 slot machines, of which 346 were installed at the Diamond Jo for a gross purchase price of approximately $4.0 million ($3.7 million net of discount) and 417 were installed at OED for a gross purchase price of approximately $5.2 million ($4.8 million net of discount). Of the purchase  price for the slot machines,  $8.0 million was financed  through a slot machine vendor  with equal  principal  payments  due over  thirty-six  months  with zero percent  interest  for the first  twenty-four  months and 7.4%  interest for the remaining twelve months.  The remaining $1.2 million of the purchase price of the slot machines was financed through another slot machine vendor with equal principal payments over twelve months and zero percent interest.  As there was no stated interest rate for the first twenty-four months on some of the notes and no stated interest rate on the other notes, the Company used an imputed interest rate of 7.4% to establish the present value of the notes by discounting, at 7.4%, all future interest and principal payments on the notes.  The Company considered the rates at which the Company could obtain financing of a similar nature from other sources at the date of the transaction and the stated interest rates, if any, within the slot machine purchase agreements when determining the imputed interest rate.

On February 25, 2003, OED completed the private placement of $123.2 million aggregate principal amount of OED Notes. As discussed above, $116.3 million of the OED Notes were redeemed as a result of a corporate refinancing. The OED Notes bear interest at a rate of 13% per year which is payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2003. Contingent interest began accruing on the OED Notes the first full fiscal year after the casino began operations in an amount equal to 5.0% of OED’s cash flow for the applicable period, subject to certain limitations. OED may defer paying a portion of contingent interest under certain circumstances set forth in the indenture governing the OED Notes. Neither the Company nor any of its direct subsidiaries other than OED is an obligor under the OED Notes or is required to provide credit support with respect to OED’s payment obligations thereunder.

In October 2003, OED entered into a purchase agreement to acquire 93 acres of land, divided into seven approximately equal parcels, for a total purchase price of $3,850,000. The purchase price under this purchase agreement was financed by the seller with OED issuing a $3,850,000 note payable to the seller. The note was payable in seven equal annual installments of $550,000 beginning October 24, 2004 and bore interest at a rate of 4.75% on the unpaid balance due monthly in arrears on the fifth day of each month beginning on December 5, 2003. The note is collateralized by a mortgage on the property. Simultaneously with the payment of each $550,000 annual installment discussed above, the seller has agreed to release one of the remaining parcels from the mortgage.  As of December 31, 2004, OED amended the mortgage and promissory note to provide, among other things, for the postponement of the first principal payment to February 2005 and an increase in the interest rate to 8.75% per annum which agreements are pending before the Louisiana Gaming Control Board. The holder of the promissory note filed for suitability under Louisiana law, which application is also pending.

In March 2003, OED entered into a participation agreement with a third party operator to own and operate 100 video poker machines at OED’s OTB in Port Allen, Louisiana. In December 2003, OED obtained its license to own and operate video poker machines. In accordance with the participation agreement, OED assumed the remaining balance of an original $663,700 promissory note payable in exchange for ownership of the 100 video poker machines. The note bears interest at 9.5% and is payable in monthly installments of principal and interest of $31,250 with the last payment due July 1, 2005. The note is collateralized by a security interest in the machines.

The holders of all of DJL’s preferred membership interests are entitled to receive cumulative preferred distributions payable semiannually at an annual rate of 9% of the original face amount thereof. Other than certain limited consent rights and as required by law, holders of DJL’s preferred membership interests have no voting rights. The preferred membership interests must be redeemed by DJL on October 13, 2006 at a redemption price of $4.0 million, plus any accrued and unpaid preferred interest through the date of redemption.

5.  LITIGATION SETTLEMENT

On November 8, 1994, the Louisiana Horsemen’s Benevolent and Protective Association 1993, Inc. (“LHBPA”) filed a lawsuit against all licensed horse racetracks in the State of Louisiana. The lawsuit alleged that LHBPA did not receive the appropriate share of net revenues from video poker devices located at licensed horse racetracks. In February 2003, OED entered into a settlement agreement with LHBPA for $1.6 million. The terms of the settlement agreement requires OED to make payments of $400,000 annually beginning in March 2003, with additional $400,000 payments due in March of 2004, 2005 and 2006.

In accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” the Company recorded an expense and related accrual of $1.6 million in the financials statements as of December 31, 2002.  Of the total $1.6 million accrual, $0.4 million was paid in March of 2003 and 2004, $0.4 million has been included in “Other accrued expenses” in the “Current Liabilities” section with the remaining $0.4 million recorded under “Other accrued expenses” in the “Long-term liabilities” section of the Consolidated Balance Sheet.

6.  EMPLOYEE BENEFIT PLANS

DJL and OED each have a qualified defined contribution plan under section 401(k) of the Internal Revenue Code for respective employees. Under the plans, eligible employees may elect to defer up to 60% of their salary, subject to Internal Revenue Service limits. The Company may make a matching contribution to each participant based upon a percentage set by the Company, prior to the end of each plan year. Company matching contributions to the plans at the Diamond Jo and Evangeline Downs were $262,773, $234,002 and $227,351 in 2004, 2003 and 2002, respectively.

7.  LEASING ARRANGEMENTS

Off-Track Betting Parlors—OED was under a twelve-month lease which ran from September 1, 2002 through August 31, 2003 with lease payments of $5,000 due each month, after which the lease reverted to a month-to-month contract for $5,000 per month to lease the New Iberia off-track betting parlor. The lease requires payment of property taxes, maintenance and insurance on the property. During the years ended December 31, 2004 and 2003 and the period February 15, 2002 (date of acquisition) to December 31, 2002, OED paid $60,000, $60,000 and $52,321, respectively, in rent for the New Iberia off-track betting parlor.

In October 2004, OED entered into a lease agreement to lease a building for its new off-track betting parlor near Henderson, Louisiana.  The lease term is for thirty six months commencing December 2004 with one option to renew for an additional thirty six months with monthly lease payments of $6,000 due monthly.  In addition, OED is responsible for payment of property taxes, maintenance and insurance on the property.

The future minimum rental payments required under these off-track betting leases for the years ended December 31 are summarized as follows:

2005	$77,000
2006	72,000
2007	66,000
$215,000

Pari-Mutuel Processing Equipment—OED entered into a five-year lease agreement commencing on February 15, 2001 for computerized pari-mutuel central processing equipment, terminals and certain associated equipment at OED. Additionally, the lease agreement provides the Company with pari-mutuel services whereby the leased equipment automatically registers and totals the amounts wagered on the races held at the race track or simulcast to it and to its respective off-track wagering parlors, and displays the win pool odds, payoffs, and other pertinent horse racing information needed to operate live meet horse racing and off-track betting. The Company pays 0.43% of the handle for the services provided during both live meet racing days and off-track betting racing days. The charges are subject to a minimum of $1,950 per live meet race day and $1,150 per off-track betting race day. Additionally, if a race day is not completed, the Company must pay 50% of the minimum if less than four races are declared official and 100% of the minimum if four or more races are declared official. In 2004, OED had 121 live meet racing days and 244 off-track betting days. OED expensed $519,197, $466,923 and $378,204 during the years ended December 31, 2004 and 2003 and the period February 15, 2002 (date of acquisition) to December 31, 2002, respectively, related to the pari-mutuel processing equipment lease.

In 2005, OED is scheduled to run 110 live meet racing days and 254 off-track betting days. The total minimum rental payments for the lease mentioned in the preceding paragraph assuming 110 live meet racing days and 254 off-track betting days for the year ended December 31, 2005 and assuming 45 off-track betting days for the period January 1, 2005 to February 14, 2006 are summarized as follows:

2005	$506,600
2006	51,750
$558,350

Other—DJL and OED lease various other equipment under noncancelable operating leases. The leases require fixed monthly payments to be made ranging from $150 to $5,292 and certain gaming machines and tables require contingent monthly rental payments based on usage of the equipment. The leases expire on various dates through 2008. Rent expense in 2004, 2003 and 2002 was $3,446,084, $1,123,459, and $1,236,088, respectively.

The future minimum rental payments required under these leases for the years ended December 31 are summarized as follows:

2005	$508,166
2006	240,656
2007	104,475
2008	50,201
$903,498

8.  COMMITMENTS AND CONTINGENCIES

Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as sole manager of the Company and as members of PGP, respectively.

In October 2003, OED filed a Petition for Declaratory Judgment in state court in St. Landry Parish, Louisiana, naming the Secretary of the Department of Revenue and Taxation for the State of Louisiana, the St. Landry Parish School Board and the City of Opelousas, seeking a definitive ruling on the extent of its tax liability and seeking to prevent Louisiana state and local governmental authorities from assessing sales taxes in connection with its construction and equipping of the Evangeline Downs casino and racetrack. Louisiana law provides that racetracks are not required to pay taxes other than those provided in the racing statutes and that taxes and fees provided in the racing statutes are in lieu of, among other things, all other state and local taxes, including sales taxes. In response to a request by OED for clarification of its tax status, the State of Louisiana Department of Revenue delivered a letter to OED, dated April 9, 2001, confirming that all purchases of tangible personal property and taxable services by pari-mutuel racetracks and off-track betting facilities are exempt from the payment of sales tax. In a response filed by the City of Opelousas with the district court in February 2005, the City of Opelousas has generally argued that the exemption under the racing statutes should not extend to the purchase of goods, materials and services for non-racing operations, which include, for example, the operation of slot machines, restaurants, lounges and shops.

OED has paid all applicable sales taxes relating to the purchase of slot machines at the casino, but has not paid sales taxes relating to the construction of the facility or the purchase of other tangible personal property in connection therewith. OED’s motion for summary judgment is currently pending before the district court, and a hearing on the motion is scheduled for April 2005. Based on the advice of outside regulatory counsel, OED is optimistic that the district court will agree with the position articulated by the Department of Revenue and Taxation and render summary judgment in OED’s favor. If the issue, however, is ultimately determined adversely to OED, and OED is required to pay sales taxes on its non-racing related activities, based upon current estimates and depending on how the issue is ultimately resolved, such taxes could range from $1.5 million to $8 million.

The Company was involved in a lawsuit with a former employee. The Company reached a settlement with the former employee during the third quarter of 2004.  The settlement did not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Other than as described above, the Company is not a party to, and none of its property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Our future contractual obligations related to purchase commitments at December 31, 2004 are summarized as follows:

2005	$362,892
2006-2007	434,500
2007-2009	222,305
Thereafter	107,087
Total	$1,126,784

9.  MEMBERS’ EQUITY

On July 15, 1999, PGL authorized and issued $9.0 million of common membership units. PGL, as the holder of all of the Company’s issued and outstanding common membership interests, is entitled to vote on all matters to be voted on by holders of common membership interests of the Company and, subject to certain limitations contained in the Company’s operating agreement, the indenture governing the Peninsula Gaming Notes and the PGL Credit Facility, is entitled to dividends and other distributions if, as and when declared by the Company’s managers out of funds legally available therefore.

10.  DUBUQUE RACING ASSOCIATION, LTD. CONTRACT

Dubuque Racing Association, Ltd. (the “Association”), a qualified sponsoring organization, presently holds a joint license with DJL to conduct gambling games under Iowa statutes. The Association owns Dubuque Greyhound Park, a traditional greyhound racetrack with 600 slot machines and amenities including a gift shop, restaurant and clubhouse. DJL entered into a contract (the “Operating Agreement”) with the Association relating to the operation of an excursion gambling riverboat for excursion seasons through December 31, 2008, under the joint gambling license. Under the terms of the Operating Agreement, subject to certain conditions, the

Association shall receive the greater of the Association’s gaming revenues from the greyhound park for the period, or a percentage of the total combined gaming revenues of the Association from the greyhound park and DJL as follows:

• 32% of the first $30,000,000 of total combined gaming revenues, plus

• 8% of the total combined gaming revenues over $30,000,000, but less than $42,000,000, plus

• 8% of total combined gaming revenues between $42,000,000 and $46,000,000 during any period for which no excursion gambling boat or land based gambling operation is carried on from a Wisconsin or Illinois gambling operation in Grant County, Wisconsin, or Joe Davies County, Illinois.

Gaming revenues under this contract means adjusted gross receipts, less gaming taxes.

The Association’s gaming revenues from the greyhound park in 2004, 2003 and 2002 were $33,427,579, $34,688,572, and $30,041,841, respectively, which are higher than the previously described thresholds, therefore, no payments have been made to the Association in 2004, 2003 and 2002 under the Operating Agreement.

Commencing April 1, 2000, DJL has been obligated to pay, and has paid, the Association the sum of $.50 for each patron admitted on the boat, which, based upon recent annual attendance, approximates $500,000 annually. During 2004, 2003 and 2002, these payments approximated $521,000, $527,000, and $495,000, respectively.

In the event DJL elects to sell or lease the excursion gambling boat, its furnishings and gambling equipment and/or its interest in any ticket sale facility or other buildings located in the Dubuque Ice Harbor used in connection with the operation of an excursion gambling boat to a third party that does not agree to operate these assets subject to the terms and conditions of the Operating Agreement, and obtains an acceptable offer from such third party for the purchase or lease thereof, the Association shall have the option to purchase or lease these assets on the same terms as those offered by such third party.

11.  TRANSACTIONS WITH RELATED PARTIES

In May 2004, PGP repurchased 147,553 units of its convertible preferred membership interests from an unrelated third party for approximately $4.5 million.  The repurchase was funded by a distribution of cash to PGP from DJL.

During 2004, 2003 and 2002, the Company distributed $2,530,706, $1,557,143 and $1,260,012, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as a board member and (iii)  tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.

In accordance with a management services agreement between OEDA and OED, under which OED pays a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on EBITDA to OEDA, OED expensed $236,178 in affiliate management fees payable to OEDA for the period from July 1, 2004 through December 31, 2004 (the period subsequent to the spin-off of OEDA).

A board member of PGP is entitled to receive from OEDA board fees of $175,000 per year for services performed in his capacity as an OEDA board member.  For the years ended December 31, 2004 and 2003, OEDA expensed $87,500 and $175,000, respectively, related to these board fees (for the period prior to the spin-off of OEDA).

OED is a party to a consulting agreement with a board member of PGP.  Under the consulting agreement, OED must pay to the board member a fee equal to 2.5% of OED’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004.  Under the consulting agreement, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP.  OED expensed $433,752 of affiliate management fees for the year ended December 31, 2004 related to this agreement.

During the period February 15, 2002 through December 31, 2002, OED paid principal of $18,379 and interest of $297,536 to WET2 related to WET2’s 50% interest in the OED Notes. WET2, through its affiliate WET2LLC, owned 50% of the membership interests of OED until August 30, 2002.

During the period February 15, 2002 through December 31, 2002, interest was paid to Moody-Trotter Investments and William E. Trotter in the amount of $96,156 and $435,627, respectively.

12.  SUBSEQUENT EVENTS

In January 2005, the Company created a non-qualified deferred compensation plan.  Under the plan, certain eligible key employees of the Company may elect to defer a portion of their compensation.  The Company makes a matching contribution to each participant based upon a percentage set by the Company.  These matching contributions vest over a three year period of service.

At a meeting of the board of managers of PGP, held on February 25, 2005, PGP approved grants of profits interests under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) to two executive officers of PGL aggregating 2.50% of the outstanding membership units of PGP on a fully diluted basis.  The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions.  The profits interests awarded under the IUP entitle the holders thereof to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant) and distributions on liquidation (but only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant).  Upon any termination of their employment, the respective officers are entitled at their option to cause the Company to redeem all such vested profits interests granted to them for cash at their fair market value at the time of termination of employment. The board also authorized an additional 1.5% units of profits interests for future grants under the IUP.

13.  SEGMENT INFORMATION

The Company is organized around geographical areas and operates two reportable segments: (1) Iowa operations, which comprise the Diamond Jo riverboat casino in Iowa and (2) Louisiana operations, which comprise the casino, racetrack and OTB’s operated by OED in Louisiana.

The accounting policies for each segment are the same as those described in Note 2 above. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the years ended (in thousands):

	Net Revenues
	2004	2003	2002

Diamond Jo	$51,715	$54,004	$48,598
Evangeline Downs	93,139	22,498	16,590
Total	$144,854	$76,502	$65,188

	Segment Operating Earnings(1)
	2004	2003	2002

General corporate	$(927)
Diamond Jo	16,700	$18,003	$15,558
Evangeline Downs	17,282	1,105	1,486
Total Segment Operating Earnings(1)	33,055	19,108	17,044
General Corporate:
Management severance and recruiting	(108)
Development expense	(242)
Diamond Jo:
Depreciation and amortization	(2,678)	(2,500)	(2,767)
Development expense		(102)
Management severance and recruiting	(294)
Gain (loss) on disposal of assets	498	(50)	(8)
Referendum			(771)
Interest expense, net	(19,089)	(11,050)	(10,466)
Preferred member distributions		(181)	(373)
Evangeline Downs:
Depreciation and amortization	(9,677)	(824)	(184)
Pre-opening expense	(367)	(3,257)
Management severance and recruiting	(191)
Affiliate management fees	(757)	(175)
Gain on disposal of assets	218
Litigation settlement			(1,600)
Minority interests			(232)
Interest expense, net	(45,443)	(13,711)	(1,375)
Net loss to common members’ interest	$(45,075)	$(12,742)	$(732)

(1)                                  Segment operating earnings is defined as net loss to common members’ interest plus depreciation and amortization, pre-opening expense, development expense, management severance and recruiting, affiliate management fees, referendum expenses, litigation settlement, minority interests, loss on disposal of assets, interest expense (net) (including loss on early retirement of debt) and preferred member distributions less gain on disposal of assets.

	Total Assets
	2004	2003

Diamond Jo	$82,257	$84,704
Evangeline Downs	160,812	176,815
Total	$243,069	$261,519

	Cash Expenditures for Additions to Long-Lived Assets
	2004	2003	2002

Diamond Jo	$2,576	$1,495	$1,400
Evangeline Downs	41,103	57,796	7,114
Total	$43,679	$59,291	$8,514

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash and investments, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s debt instruments at December 31, 2004 and 2003 are as follows:

	December 31, 2004		December 31, 2003
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
8¾% senior secured notes	$228,340,000	$229,945,650
12¼% senior secured notes			$76,680,000	$70,616,221
13% senior secured notes	6,910,000	6,796,576	137,984,000	120,923,436
Senior secured credit facilities	13,887,764	13,887,764	16,354,301	16,354,301
Term loan	12,666,667	12,666,667
Notes payable	12,081,256	12,081,256	4,398,940	4,398,940

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2004 Quarters Ended
	March 31	June 30(1)	September 30	December 31
	(Dollars in Thousands)

Net revenues	$35,565	$36,566	$37,291	$35,432
Income from operations	5,105	4,407	4,993	4,951
Net loss before preferred member distributions	(2,621)	(39,685)	(1,182)	(1,587)
Net loss to common members’ interest	(2,621)	(39,685)	(1,182)	(1,587)

(1)  Includes a loss on early retirement of debt of approximately $37.6 million related to the Company’s debt refinancings discussed in Note 4.

	2003 Quarters Ended
	March 31	June 30	September 30	December 31(2)
	(Dollars in Thousands)

Net revenues	$15,670	$19,559	$21,016	$20,257
Income from operations	3,078	3,662	4,479	981
Net loss before preferred member distributions	(1,874)	(2,923)	(2,170)	(5,595)
Net loss to common members’ interest	(1,965)	(3,013)	(2,170)	(5,594)

(2) Includes $2.5 million in pre-opening expenses related to the opening of OED’s new racino.

16.  PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

The following pro forma condensed consolidated statement of operations sets forth the results of operations for the year ended December 31, 2004 on an actual basis and on a pro forma basis to give effect to the offering of the Peninsula Gaming Notes and the application of the net proceeds therefrom as if such transactions had occurred on December 31, 2003.

	Year Ended December 31, 2004
	Historical	Pro Forma Adjustments	Pro Forma

NET REVENUES	$144,854,083		$144,854,083
EXPENSES	125,398,298		125,398,298
INCOME FROM OPERATIONS	19,455,785		19,455,785
OTHER INCOME (EXPENSE):
Interest income	170,411		170,411
Interest expense, net of amounts capitalized	(26,775,110)	$1,228,514 (1)	(25,546,596)
Loss on early retirement of debt	(37,566,234)	37,566,234 (2)
Interest expense related to preferred members’ interest, redeemable	(360,000)		(360,000)
Total other expense	(64,530,933)	38,794,748	(25,736,185)
NET INCOME (LOSS) TO COMMON MEMBERS’ INTEREST	$(45,075,148)	$38,794,748	$(6,280,400)

(1)                                  Represents the elimination of (a) $2.5 million of contractual, fixed rate interest on the DJL Notes at 12 ¼%, (b) $4.4 million of contractual, fixed rate interest on the OED Notes at 13.0%, and (c) $0.8 million of amortization of deferred financing costs and bond discount related to redeemed DJL Notes and OED Notes, offset by (y) $5.9 million of contractual, fixed rate interest on the Peninsula Gaming Notes at 8 ¾% and (z) $0.6 million of amortization of deferred financing costs and bond discount on the Peninsula Gaming Notes.

(2)                                  Represents the elimination of the loss on early retirement of debt (including call and tender premiums and write-off of deferred financing costs and bond discounts) related to the early redemption of the DJL Notes and OED Notes.

16.  CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

	At December 31, 2004
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Other	Consolidating Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(1,211)	$3,433,915	$7,071,312			$10,504,016
Restricted cash-purse settlements			3,671,331			3,671,331
Receivables		80,976	735,082			816,058
Receivables from affiliates		6,672,662			$(6,672,662)
Inventories		105,607	137,729			243,336
Prepaid expenses		1,064,490	1,119,221			2,183,711
Total current assets	(1,211)	11,357,650	12,734,675		(6,672,662)	17,418,452
PROPERTY AND EQUIPMENT, NET		18,543,117	107,619,959			126,163,076
OTHER ASSETS:
Investment in subsidiaries	(62,215,342)				62,215,342
Deferred financing costs		5,583,956	7,727,979			13,311,935
Goodwill		53,083,429				53,083,429
Licenses and other intangibles			32,562,289			32,562,289
Deposits and other assets		363,184	166,975			530,159
Total other assets	(62,215,342)	59,030,569	40,457,243		62,215,342	99,487,812
TOTAL	$(62,216,553)	$88,931,336	$160,811,877		$55,542,680	$243,069,340

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$36,034	$690,681	$3,075,270			$3,801,985
Construction payable-Racino project			4,711,861			4,711,861
Purse settlement payable			5,040,312			5,040,312
Accrued payroll and payroll taxes	341,218	1,088,514	1,186,183			2,615,915
Accrued interest		1,707,840	3,265,705			4,973,545
Other accrued expenses	5,553	1,554,791	2,835,850			4,396,194
Payables to affiliate			6,773,635		$(6,672,662)	100,973
Current maturity of long-term debt		1,203,672	7,426,336			8,630,008
Total current liabilities	382,805	6,245,498	34,315,152		(6,672,662)	34,270,793
LONG-TERM LIABILITIES:
8 ¾% senior secured notes, net of discount		86,739,981	143,205,669			229,945,650
13% senior secured notes, net of discount			6,796,576			6,796,576
Senior secured credit facilities		6,117,690	7,770,074			13,887,764
Term loan			8,666,667			8,666,667
Notes payable		2,284,192	5,167,056			7,451,248
Other accrued expenses		250,000	400,000			650,000
Preferred members’ interest, redeemable		4,000,000				4,000,000
Total long-term liabilities		99,391,863	172,006,042			271,397,905
Total liabilities	382,805	105,637,361	206,321,194		(6,672,662)	305,668,698

MEMBERS’ DEFICIT	(62,599,358)	(16,706,025)	(45,509,317)		62,215,342	(62,599,358)
TOTAL	$(62,216,553)	$88,931,336	$160,811,877		$55,542,680	$243,069,340

	At December 31, 2003
	Parent Co-Issuer – PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Other	Consolidating Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$12,655,641	$8,502,654			$21,158,295
Restricted cash-purse settlements			1,589,125			1,589,125
Restricted investments			15,778,883			15,778,883
Receivables		80,089	402,133			482,222
Receivables from affiliates		5,060,894		$295,000	$(5,355,894)
Inventories		113,269	290,107			403,376
Prepaid expenses		570,563	244,446			815,009
Total current assets		18,480,456	26,807,348	295,000	(5,355,894)	40,226,910
RESTRICTED CASH-RACINO PROJECT			20,013,291			20,013,291
PROPERTY AND EQUIPMENT, NET		15,014,293	87,463,052			102,477,345
OTHER ASSETS:
Investment in subsidiaries	$(10,628,709)				10,628,709
Deferred financing costs		2,516,581	10,185,806			12,702,387
Goodwill		53,083,429				53,083,429
Licenses and other intangibles			32,257,963			32,257,963
Deposits and other assets		670,022	87,767			757,789
Total other assets	(10,628,709)	56,270,032	42,531,536	0	10,628,709	98,801,568
TOTAL	$(10,628,709)	$89,764,781	$176,815,227	$295,000	$5,272,815	$261,519,114

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable		$804,581	$2,168,027			$2,972,608
Construction payable-Racino project			20,156,591			20,156,591
Purse settlement payable			1,589,125			1,589,125
Accrued payroll and payroll taxes		1,569,224	1,219,000			2,788,224
Accrued interest		4,432,472	5,472,306			9,904,778
Other accrued expenses		2,568,794	2,067,312	$175,000		4,811,106
Payables to affiliate			4,855,204	500,690	$(5,355,894)
Current maturity of long-term debt		600,000	3,498,222			4,098,222
Total current liabilities		9,975,071	41,025,787	675,690	(5,355,894)	46,320,654
LONG-TERM LIABILITIES:
12¼% senior secured notes, net of discount		70,616,221				70,616,221
13% senior secured notes, net of discount			120,923,436			120,923,436
Senior secured credit facilities		10,650,000	5,104,301			15,754,301
FF&E credit facility			9,921,557			9,921,557
Notes payable			3,511,654			3,511,654
Other accrued expenses		300,000	800,000			1,100,000
Preferred members’ interest, redeemable		4,000,000				4,000,000
Total long-term liabilities		85,566,221	140,260,948			225,827,169
Total liabilities		95,541,292	181,286,735	675,690	(5,355,894)	272,147,823
MEMBERS’ DEFICIT	$(10,628,709)	(5,776,511)	(4,471,508)	(380,690)	10,628,709	(10,628,709)
TOTAL	$(10,628,709)	$89,764,781	$176,815,227	$295,000	$5,272,815	$261,519,114

CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2004
	Parent Co-Issuer – PGL	Subsidiary Co-Issuer – DJL	Subsidiary Guarantor – OED	Other	Consolidating Adjustments	Consolidated

REVENUES:
Casino		$50,964,152	$68,956,783			$119,920,935
Racing			20,000,703			20,000,703
Food and beverage		2,896,792	8,567,302			11,464,094
Management fee income		1,444,990		$245,486	$(1,690,476)
Other		487,765	946,370			1,434,135
Less promotional allowances		(2,633,454)	(5,332,330)			(7,965,784)
Total net revenues		53,160,245	93,138,828	245,486	(1,690,476)	144,854,083

EXPENSES:
Casino		22,831,003	38,079,749			60,910,752
Racing			16,958,738			16,958,738
Food and beverage		2,641,480	6,576,865			9,218,345
Boat operations		2,231,223				2,231,223
Other		390,134	685,730			1,075,864
Selling, general and administrative	$375,542	6,921,574	13,556,447		551,064	21,404,627
Depreciation and amortization		2,678,488	9,677,015			12,355,503
Pre-opening expense			367,488			367,488
Development expense	241,691					241,691
Management severance and recruiting	35,903	293,637	191,480		71,807	592,827
Affiliate management fees			2,360,406	87,500	(1,690,476)	757,430
Gain on disposal of assets		(497,710)	(218,480)			(716,190)
Corporate expense allocation		343,093	279,778		(622,871)
Total expenses	653,136	37,832,922	88,515,216	87,500	(1,690,476)	125,398,298

INCOME (LOSS) FROM OPERATIONS	(653,136)	15,327,323	4,623,612	157,986		19,455,785

OTHER INCOME (EXPENSE):
Interest income		40,011	130,400			170,411
Interest expense, net of amounts capitalized		(9,930,200)	(16,844,910)			(26,775,110)
Loss on early retirement of debt		(8,839,695)	(28,726,539)			(37,566,234)
Interest expense related to preferred members’ interest, redeemable		(360,000)				(360,000)
Loss from equity investment in subsidiaries	(44,422,012)				44,422,012
Total other expense	(44,422,012)	(19,089,884)	(45,441,049)		44,422,012	(64,530,933)
NET INCOME (LOSS) TO COMMON MEMBERS’ INTEREST	$(45,075,148)	$(3,762,561)	$(40,817,437)	$157,986	$44,422,012	$(45,075,148)

	Year Ended December 31, 2003
	Parent Co-Issuer – PGL	Subsidiary Co-Issuer – DJL	Subsidiary Guarantor – OED	Other	Consolidating Adjustments	Consolidated

REVENUES:
Casino		$53,567,052	$3,227,477			$56,794,529
Racing			17,773,481			17,773,481
Food and beverage		3,027,064	1,538,374			4,565,438
Management fee income		360,000		$120,000	$(480,000)
Other		421,907	167,361			589,268
Less promotional allowances		(3,011,987)	(209,147)			(3,221,134)
Total net revenues		54,364,036	22,497,546	120,000	(480,000)	76,501,582

EXPENSES:
Casino		22,182,740	1,908,730			24,091,470
Racing			14,646,351			14,646,351
Food and beverage		2,781,945	1,500,065			4,282,010
Boat operations		2,322,126				2,322,126
Other		383,030	59,934			442,964
Selling, general and administrative		8,331,577	3,277,507			11,609,084
Depreciation and amortization		2,499,597	823,944			3,323,541
Pre-opening expense			3,256,963			3,256,963
Development expense		102,272				102,272
Loss on disposal of assets		49,735				49,735
Litigation settlement			1,600,000		(1,600,000)
Affiliate management fees			480,000	175,000	(480,000)	175,000
Total expenses		38,653,022	27,553,494	175,000	(2,080,000)	64,301,516

INCOME (LOSS) FROM OPERATIONS		15,711,014	(5,055,948)	(55,000)	1,600,000	12,200,066

OTHER INCOME (EXPENSE):
Interest income		49,797	440,003			489,800
Interest expense, net of amounts capitalized		(10,920,493)	(14,151,163)			(25,071,656)
Interest expense related to preferred members’ interest, redeemable		(180,000)				(180,000)
Loss from equity investment in subsidiaries	$(12,742,334)				12,742,334
Total other expense	(12,742,334)	(11,050,696)	(13,711,160)		12,742,334	(24,761,856)
NET LOSS BEFORE PREFERRED MEMBER DISTRIBUTIONS	(12,742,334)	4,660,318)	(18,767,108)	(55,000)	14,342,334	(12,561,790)
LESS PREFERRED MEMBER DISTRIBUTIONS		180,544				180,544
NET LOSS TO COMMON MEMBERS’ INTEREST	$(12,742,334)	$4,479,774	$(18,767,108)	$(55,000)	$14,342,334	$(12,742,334)

	Year Ended December 31, 2002
	Parent Co-Issuer – PGL	Subsidiary Co-Issuer – DJL	Subsidiary Guarantor – OED	Other	Consolidating Adjustments	Consolidated

REVENUES:
Casino		$48,262,485				$48,262,485
Racing			$15,509,989			15,509,989
Food and beverage		2,806,118	1,080,208			3,886,326
Management fee income		725,334			$(725,334)
Other		144,817				144,817
Less promotional allowances		(2,615,355)				(2,615,355)
Total net revenues		49,323,399	16,590,197		(725,334)	65,188,262

EXPENSES:
Casino		20,992,183				20,992,183
Racing			12,650,996			12,650,996
Food and beverage		2,822,160	998,205			3,820,365
Boat operations		2,295,771				2,295,771
Other		27,471				27,471
Selling, general and administrative		6,847,903	1,454,476			8,302,379
Depreciation and amortization		2,766,543	183,826			2,950,369
Loss on disposal of assets		8,000				8,000
Referendum		771,111				771,111
Litigation settlement			1,600,000			1,600,000
Affiliate management fees			224,644	$500,690	(725,334)
State of Wisconsin government relations		55,000				55,000
Total expenses		36,586,142	17,112,147	500,690	(725,334)	53,473,645

INCOME (LOSS) FROM OPERATIONS		12,737,257	(521,950)	(500,690)		11,714,617

OTHER INCOME (EXPENSE):
Interest income		44,162	2,313			46,475
Interest income from affiliate		330,208			(330,208)
Interest expense		(10,840,480)	(1,377,707)		330,208	(11,887,979)
Loss from equity investment in subsidiaries	$(731,993)				731,993
Total other expense	(731,993)	(10,466,110)	(1,375,394)		731,993	(11,841,504)

NET LOSS BEFORE PREFERRED MEMBER DISTRIBUTIONS AND MINORITY INTEREST	(731,993)	2,271,147	(1,897,344)	(500,690)	731,993	(126,887)
LESS PREFERRED MEMBER DISTRIBUTIONS		373,050				373,050
LESS MINORITY INTEREST			232,056			232,056
NET LOSS TO COMMON MEMBERS’ INTEREST	$(731,993)	$1,898,097	$(2,129,400)	$(500,690)	$731,993	$(731,993)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004
	Parent Co-Issuer – PGL	Subsidiary Co-Issuer – DJL	Subsidiary Guarantor – OED	Other	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(45,075,148)	$(3,762,561)	$(40,817,437)	$157,986	$44,422,012	$(45,075,148)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		2,678,488	9,677,015			12,355,503
Provision for doubtful accounts		105,900				105,900
Amortization of deferred financing costs and bond discount		3,559,534	12,850,086			16,409,620
(Gain) loss on disposal of assets		(497,710)	(218,480)			(716,190)
Loss from equity investment in subsidiaries	44,422,012				(44,422,012)
Changes in operating assets and liabilities:
Restricted cash–purse settlements			(2,082,206)			(2,082,206)
Receivables		(106,787)	(332,949)			(439,736)
Receivables from affiliates		(1,611,768)		(70,486)	1,682,254
Payables to affiliates			1,918,432		(1,682,254)	236,178
Inventories		7,662	152,378			160,040
Prepaid expenses and other assets		(187,089)	(953,983)			(1,141,072)
Accounts payable	36,034	(113,900)	4,358,430			4,280,564
Accrued expenses	346,771	(4,269,345)	(1,470,880)	(175,000)		(5,568,454)
Litigation settlement			(400,000)			(400,000)
Net cash flows from operating activities	(270,331)	(4,197,576)	(17,319,594)	(87,500)		(21,875,001)
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition and licensing costs			(304,326)			(304,326)
Racino project development costs			(38,227,251)			(38,227,251)
Proceeds from (deposits to) restricted cash – racino project, net			20,013,291			20,013,291
Maturity and sale of restricted investments			15,778,883			15,778,883
Purchase of property and equipment		(2,576,462)	(2,571,115)			(5,147,577)
Proceeds from sale of property and equipment		539,000	561,661			1,100,661
Net cash flows from investing activities		(2,037,462)	(4,748,857)			(6,786,319)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(6,117,121)	(8,041,813)			(14,158,934)
Principal payments on debt		(87,978,297)	(140,575,638)			(228,553,935)
Proceeds from senior secured notes		86,657,993	143,070,687			229,728,680
Proceeds from senior credit facilities		11,617,690	8,270,072			19,887,762
Proceeds from FF&E credit facility			3,467,507			3,467,507
Proceeds from term loan			14,666,667			14,666,667
Member distributions	269,120	(7,166,953)	(220,373)	87,500		(7,030,706)
Net cash flows from financing activities	269,120	(2,986,688)	20,637,109	87,500		18,007,041
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,211)	(9,221,726)	(1,431,342)			(10,654,279)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		12,655,641	8,502,654			21,158,295
CASH AND CASH EQUIVALENTS AT END OF YEAR	$(1,211)	$3,433,915	$7,071,312			$10,504,016

CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Year Ended December 31, 2003
	Parent Co-Issuer – PGL	Subsidiary Co-Issuer – DJL	Subsidiary Guarantor – OED	Other	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,742,334)	$(12,742,334)	$(18,767,108)	$(17,222,108)	$48,731,550	$(12,742,334)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization		2,499,597	823,944			3,323,541
Provision for doubtful accounts		149,214				149,214
Amortization of deferred financing costs and bond discount		1,186,622	1,974,401			3,161,023
Loss on disposal of assets		49,735				49,735
Loss from equity investment in subsidiaries	12,742,334	17,222,108		17,167,108	(47,131,550)
Changes in operating assets and liabilities:
Restricted cash–purse settlements			(748,759)			(748,759)
Receivables		(129,601)	(226,013)			(355,614)
Receivables from affiliates		(1,521,211)		(120,000)	1,641,211
Payables to affiliates			1,641,211		(1,641,211)
Inventories		(4,601)	(260,371)			(264,972)
Prepaid expenses and other assets		(861,222)	(210,197)			(1,071,419)
Accounts payable		58,670	2,124,402			2,183,072
Accrued expenses		465,755	6,844,704	175,000		7,485,459
Litigation settlement			1,200,000		(1,600,000)	(400,000)
Net cash flows from operating activities		6,372,732	(5,603,786)			768,946
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition and licensing costs			(1,781,746)			(1,781,746)
Racino project development costs			(55,303,006)			(55,303,006)
Proceeds from (deposits to) restricted cash – racino project, net			(20,013,291)			(20,013,291)
Purchase of restricted investments			(23,922,971)			(23,922,971)
Maturity and sale of restricted investments			8,144,088			8,144,088
Purchase of property and equipment		(1,495,407)	(710,981)			(2,206,388)
Proceeds from sale of property and equipment		387,906				387,906
Net cash flows from investing activities		(1,107,501)	(93,587,907)			(94,695,408)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs			(11,516,099)			(11,516,099)
Principal payments on debt		(600,000)	(20,125,000)			(20,725,000)
Proceeds from senior secured notes			120,736,000			120,736,000
Proceeds from senior credit facilities			5,104,301			5,104,301
Proceeds from FF&E credit facility			12,532,493			12,532,493
Proceeds from affiliate note receivable				7,325,000	(7,325,000)
Principal payments on affiliate notes payable				(7,325,000)	7,325,000
Member distributions		(1,557,143)				(1,557,143)
Net cash flows from financing activities		(2,157,143)	106,731,695			104,574,552

NET INCREASE IN CASH AND CASH EQUIVALENTS		3,108,088	7,540,002			10,648,090
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		9,547,553	962,652			10,510,205
CASH AND CASH EQUIVALENTS AT END OF YEAR		$12,655,641	$8,502,654			$21,158,295

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2002
	Parent Co-Issuer – PGL	Subsidiary Co-Issuer – DJL	Subsidiary Guarantor – OED	Other	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(731,993)	$(731,993)	$(2,129,400)	$(2,630,090)	$5,491,483	$(731,993)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization		2,766,543	183,826			2,950,369
Provision for doubtful accounts		138,751				138,751
Amortization of deferred financing costs and bond discount		1,153,734	339,937			1,493,671
Loss on disposal of assets		8,000				8,000
Minority interest			232,056			232,056
Loss from equity investment in subsidiaries	731,993	2,630,090		2,129,400	(5,491,483)
Changes in operating assets and liabilities:
Restricted cash–purse settlements			639,655			639,655
Receivables		(1,188,515)	41,575		1,055,542	(91,398)
Receivables from affiliates		(1,719,341)			1,719,341
Payables to affiliates			1,719,341		(1,719,341)
Inventories		(10,991)	16,276			5,285
Prepaid expenses and other assets		(37,509)	10,208			(27,301)
Accounts payable		36,605	23,483			60,088
Accrued expenses		5,225,837	835,642	500,690	(1,055,542)	5,506,627
Litigation settlement			1,600,000			1,600,000
Net cash flows from operating activities		8,271,211	3,512,599			11,783,810
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired		(14,500,000)		(15,546,000)	770,138	(29,275,862)
Business acquisition and licensing costs			(1,503,944)			(1,503,944)
Racino project development costs			(5,315,279)			(5,315,279)
Purchase of property and equipment		(1,399,798)	(295,277)			(1,695,075)
Net cash flows from investing activities		(15,899,798)	(7,114,500)	(15,546,000)	770,138	(37,790,160)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(937,500)	(537,206)	(229,000)		(1,703,706)
Principal payments on debt		(150,000)	(150,000)			(300,000)
Principal payments on debt to affiliates			(18,379)			(18,379)
Proceeds from senior secured notes
Proceeds from senior credit facilities		12,000,000		8,450,000		20,450,000
Proceeds from FF&E credit facility
Proceeds from term loan
Proceeds from notes payable			4,500,000	7,325,000		11,825,000
Member distributions		(1,260,012)				(1,260,012)
Net cash flows from financing activities		9,652,488	3,794,415	15,546,000		28,992,903

NET INCREASE IN CASH AND CASH EQUIVALENTS		2,023,901	192,514		770,138	2,986,553
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		7,523,652	770,138		(770,138)	7,523,652
CASH AND CASH EQUIVALENTS AT END OF YEAR		$9,547,553	$962,652			$10,510,205

FINANCIAL STATEMENT SCHEDULE

PENINSULA GAMING, LLC

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year

Year ended December 31, 2004:
Allowance for doubtful accounts	$62	$106	$(121)	$47
Year ended December 31, 2003:
Allowance for doubtful accounts	$46	$149	$(133)	$62
Year ended December 31, 2002:
Allowance for doubtful accounts	$57	$139	$(150)	$46

(1)           Amounts written off.

S-1