Form 10-Q
period 2006-03-31
Peninsula Gaming, LLC; PENINSULA GAMING CORP.; DIAMOND JO, LLC
filed 2006-05-15
CIK 1299109, 1235662, 1095997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission File Number: 333-88829

DIAMOND JO, LLC	PENINSULA GAMING, LLC	PENINSULA GAMING CORP.
(Exact name of registrants as specified in their charter)	(Exact name of registrants as specified in their charter)	(Exact name of registrants as specified in their charter)

DELAWARE	DELAWARE	DELAWARE
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

42-1483875	20-0800583	25-1902805
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

3rd Street Ice Harbor, PO Box 1750
Dubuque, Iowa 52001
(563) 583-7005
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-Q or any amendment to this Form 10-Q. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

All of the common equity interests of Peninsula Gaming, LLC (the “Company”) are held by Peninsula Gaming Partners, LLC. All of the common equity interests of Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Diamond Jo Worth Holdings, LLC and Peninsula Gaming Corp. are held by the Company. All of the common equity interests of Diamond Jo Worth, LLC and Diamond Jo Worth Corp. are held by Diamond Jo Worth Holdings, LLC.

PENINSULA GAMING, LLC
INDEX TO FORM 10-Q

Part I - Financial Information

Item 1 - Financial Statements

Peninsula Gaming, LLC:
Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2006 and 2005
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2006 and 2005
Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4 - Controls and Procedures

Part II - Other Information

Item 1 - Legal Proceedings
Item 1A - Risk Factors
Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	March 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,115	$12,778
Restricted cash—purse settlements	9,775	5,119
Restricted cash—interest reserve	2,302	2,281
Accounts receivable, less allowance for doubtful accounts of $66 and $73 respectively	4,467	2,801
Inventories	535	493
Prepaid expenses	1,280	1,259
Total current assets	31,474	24,731

RESTRICTED CASH - WORTH PROJECT	6,313	16,848

PROPERTY AND EQUIPMENT, NET	157,201	143,393

OTHER ASSETS:
Deferred financing costs, net of amortization of $4,530 and $3,863, respectively	13,640	14,263
Goodwill	53,083	53,083
Licenses and other intangibles	34,165	34,003
Deposits and other assets	1,523	1,307
Total other assets	102,411	102,656

TOTAL	$297,399	$287,628

LIABILITIES AND MEMBER’S DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,250	$4,742
Construction payable	5,294	6,117
Purse settlement payable	11,868	7,320
Accrued payroll and payroll taxes	5,095	4,267
Accrued interest	11,809	5,864
Other accrued expenses	6,703	7,605
Payable to affiliate	1,080	969
Current maturities of long-term debt and leases	13,435	11,002
Total current liabilities	62,534	47,886

LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	230,341	230,259
11% senior secured notes	40,000	40,000
13% senior secured notes, net of discount	6,817	6,813
Senior secured credit facilities	16,685	23,800
Term loan	3,667	4,667
Notes and leases payable	6,169	4,465
Other accrued expenses	289	345
Total long-term liabilities	303,968	310,349
Total liabilities	366,502	358,235

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(78,103)	(79,607)
Total member’s deficit	(69,103)	(70,607)

TOTAL	$297,399	$287,628

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
REVENUES:
Casino	$41,439	$35,438
Racing	6,702	3,338
Video poker	739	608
Food and beverage	3,530	2,992
Other	1,938	251
Less promotional allowances	(1,914)	(1,323)
Total net revenues	52,434	41,304

EXPENSES:
Casino	20,347	18,189
Racing	5,488	2,742
Video poker	524	467
Food and beverage	2,529	2,334
Other	1,224	98
Selling, general and administrative	7,288	6,511
Depreciation and amortization	4,180	3,938
Pre-opening expense	699	39
Development expense	24	136
Affiliate management fees	781	307
Gain on disposal of assets	(30)	(37)
Total expenses	43,054	34,724

INCOME FROM OPERATIONS	9,380	6,580

OTHER INCOME (EXPENSE):
Interest income	203	14
Interest expense, net of amounts capitalized	(7,416)	(6,686)
Interest expense related to preferred member’s interest, redeemable	(90)	(90)
Total other expense	(7,303)	(6,762)

NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$2,077	$(182)

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,077	$(182)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	4,180	3,938
Provision for doubtful accounts	45	27
Amortization of deferred financing costs and bond discount	835	731
Stock based compensation	1,184	77
Gain on disposal of assets	(30)	(38)
Changes in operating assets and liabilities:
Receivables	(1,710)	(231)
Inventories	(42)	(37)
Prepaid expenses and other assets	(238)	765
Accounts payable	5,874	1,472
Accrued expenses	3,986	4,549
Payable to affiliate	111	157
Net cash flows from operating activities	16,272	11,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash—purse settlements, net	(4,656)	(2,492)
Proceeds from restricted cash, net	10,514
Business acquisition and licensing costs	(162)	(104)
Construction project development costs	(9,226)	(3,993)
Purchase of property and equipment	(3,009)	(1,583)
Proceeds from sale of property and equipment	25	26
Net cash flows from investing activities	(6,514)	(8,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(1)	(5)
Principal payments on debt	(1,733)	(2,598)
Proceeds from senior credit facilities	2,185	1,000
Payments on senior credit facilities	(9,300)	(1,188)
Member distributions	(572)	(911)
Net cash flows from financing activities	(9,421)	(3,702)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	337	(620)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,778	10,504

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,115	$9,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,261	$1,138

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property additions acquired by construction payable which were accrued, but not paid	$4,930	$231
Property and equipment purchased in exchange for indebtedness	4,786	2,992
Deferred financing costs which were accrued, but not paid	37

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company, is a holding company with no independent operations whose sole assets are its equity interests in its subsidiaries. PGL’s subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), which owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“OED”), which owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and five off-track betting (“OTB”) parlors in Louisiana; (iii) Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”), and (iv) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC (“PGP”), a Delaware limited liability company.

DJWH is a holding company with no independent operations whose sole assets are its equity interests in its subsidiaries. DJWH’s subsidiaries consist of: (i) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), which owns a gaming license in Worth County, Iowa and constructed a new casino in Worth County, Iowa which opened in April 2006, and (ii) Diamond Jo Worth Corp. (“DJWC”), a Delaware corporation with no assets or operations.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring entries unless otherwise disclosed, necessary to present fairly the financial information of the Company for the interim periods presented and have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim results reflected in the financial statements are not necessarily indicative of results expected for the full year or other periods.

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.

2. Summary of Significant Accounting Policies

Goodwill and Licenses and Other Intangible Assets—   Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in connection with the acquisition of the Diamond Jo riverboat casino operations. Goodwill is not amortized but is reviewed at least annually for impairment and written down and charged to income when its recorded value exceeds its estimated fair value. During the first quarter of 2006 and 2005, DJL performed its annual impairment test on goodwill and determined that the estimated fair value of the DJL reporting unit exceeded its carrying value as of that date. Goodwill is subject to impairment by, among other things, significant changes in the gaming tax rates in Iowa, significant new competition which could substantially reduce profitability, non-renewal of DJL’s gaming license due to regulatory matters or lack of approval of gaming by the county electorate at scheduled referendums, and regulatory changes that could adversely affect DJL’s business.

Licenses and other intangibles as of March 31, 2006 and December 31, 2005 consist of the acquired licenses and tradename associated with the purchase of OED and the initial payment in June 2005 for DJW’s gaming license under an executory agreement with the State of Iowa. The licenses and tradename have indefinite lives as the Company has determined that there are no legal, regulatory, contractual, economic or other factors that would limit their useful lives and the Company intends to renew and operate the licenses and use the tradename indefinitely. In addition, other key factors in the Company’s assessment that these licenses have an indefinite life include: (1) the Company’s license renewal experience confirms that the renewal process is perfunctory and renewals would not be withheld except under extraordinary circumstances; (2) the renewals related to these licenses confirms the Company’s belief that the renewal process could be completed without substantial cost and without material modification of the licenses; (3) the economic performance of the operations related to the licenses support the Company’s intention of operating the licenses indefinitely; and (4) the continued limitation of gaming licenses in the States of Louisiana and Iowa limits competition in the jurisdictions where these licenses are maintained. Indefinite lived intangible assets are not amortized but are reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. The Company’s annual impairment testing performed during the quarters ended March 31, 2006 and 2005 resulted in no impairments.

Stock Based Compensation—   Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Shared-Based Payment (“SFAS No. 123R”). As allowed under the provisions of SFAS No. 123R the Company has applied SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application using the accounting principles historically applied to those awards, Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company did not have any new awards and there were no modifications, repurchases, cancellations of awards issued prior to January 1, 2006 during the quarter ended March 31, 2006. There were no payments to employees related to awards during the quarter ended March 31, 2006. As of March 31, 2006, there was approximately $4.4 million related to nonvested awards not yet recognized in the consolidated statement of operations. The unrecognized value of awards is expected to vest over four years unless vested earlier per the terms of the awards. See footnote 6 for more information regarding the terms of outstanding awards.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net income (loss) to common member’s interest, as reported	$2,077	$(182)
Stock-based employee compensation expenses included in reported net income (loss)	1,184	77
Stock-based employee compensation expense determined under the fair value method	(1,184)	(77)
SFAS 123R pro forma net income (loss) to common member’s interest	$2,077	$(182)

Units granted by PGP to Company employees contain a put option exercisable by the employee and are recorded at their fair market value (based on a market multiple of total segment operating earnings) with a corresponding expense recorded within the statement of operations based on the percentage vested.

Use of Estimates—   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets and the estimated liability for slot club awards.

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

Reclassifications—   Certain prior year amounts have been reclassified to conform with the current year presentation. These reclasses did not have any effect on the Company’s financial position or net income or loss to common member’s interest in the three months ended March 31, 2006 and 2005. In the consolidated statement of cash flows for the three months ended March 31, 2006, the Company classified changes in restricted cash balances as an investing activity. The Company previously presented such changes as an operating activity. In the consolidated statement of cash flows for the three months ended March 31, 2005, the Company reclassified changes in restricted cash balances of $2.4 million from operating to investing to be consistent with our 2006 presentation.

3. Property and Equipment

Property and equipment at March 31, 2006 and December 31, 2005 is summarized as follows (in thousands):

	March 31, 2006	December 31, 2005
Land and land improvements	$15,433	$15,381
Buildings and improvements	85,403	84,138
Riverboat and improvements	8,387	8,387
Furniture, fixtures and equipment	44,174	43,112
Computer equipment	6,293	6,095
Vehicles	259	209
Construction in progress	36,114	21,020
Subtotal	196,063	178,342
Accumulated depreciation	(38,862)	(34,949)
Property and equipment, net	$157,201	$143,393

Depreciation expense for the three months ended March 31, 2006 and 2005 was $4.2 million and $3.9 million, respectively.

4. Debt

Long-term debt consists of the following (in thousands):

	March 31, 2006	December 31, 2005
8 3/4% senior secured notes due April 15, 2012, net of discount of $2,659 and $2,741 respectively, secured by assets and equity of DJL and OED	$230,341	$230,259

11% senior secured notes of DJW due April 15, 2012, secured by substantially all the assets of DJW and a pledge of equity of DJW and DJWC	40,000	40,000

13% senior secured notes of OED due March 1, 2010 with contingent interest, net of discount of $93 and $97 respectively, secured by certain assets of OED	6,817	6,813

$50,000 revolving line of credit under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 0.5 - 1.0% (current rate of 8.25% at March 31, 2006), maturing June 16, 2008, secured by substantially all the assets of DJL and OED	15,300	23,800

$2,500 revolving line of credit under a loan and security agreement of DJW with a bank, interest rate at prime less a margin of 1.0% (current rate of 6.75% at March 31, 2006), maturing March 1, 2010, secured by substantially all the assets of DJW and guaranteed by the Company’s Chief Executive Officer	1,385

Term loan under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc., interest rate at prime plus 2.5% (current rate of 10.25% at March 31, 2006), due in equal monthly installments of $333 beginning July 1, 2004, maturing June 16, 2008, secured by certain assets of DJL and OED	7,667	8,667

Promissory note payable to third party, interest at 8.75% payable monthly in arrears, annual principal payments of $1,100 in 2005 and $550 each year thereafter, secured by a mortgage on certain real property of OED	2,750	2,750

Notes payable to third party, net of discount of $151 and $234, interest rate at 0% (discounted at 7.4%) for the first 24 months and 7.4% thereafter, monthly payments of principal of $229 through October 2006 followed by monthly payments of principal and interest of $233, through October 2007, secured by certain assets of DJL and OED	4,108	4,697

Notes payable to third party, net of discount of $337, interest rate at 0% (discounted at 7.25%) for the first 24 months and 7.25% thereafter, monthly payments of principal of $101 through March 2008 followed by monthly payments of principal and interest of $105, through March 2009, secured by certain assets of DJW	3,303

Notes payable to third party, net of discount of $32, interest rate at 0% (discounted at 7.25%), monthly payments of principal of $70 through April 2007, secured by certain assets of DJW.	804

Capital lease obligation of DJW third party, net of discount of $23 (discounted at 7.25%), monthly lease payments of $59 through February 2007 with a dollar bargain purchase option.	621

Note payable to third party, net of discount of $1, interest rate at 0% (discounted at 4.9%), monthly payments of principal of $1, through August 2008	18	20

Preferred membership interests-redeemable, interest at 9%, due October 13, 2006	4,000	4,000

Total debt	317,114	321,006

Less current portion	(13,435)	(11,002)

Total long term debt	$303,679	$310,004

Principal maturities of debt (excluding discount and debt repaid during the period January 1, 2006 through March 31, 2006) for each of the years ended December 31 are summarized as follows (dollars in thousands):

2006	$13,287
2007	8,422
2008	26,271
2009	865
2010	8,845
Thereafter	273,000
$330,690

As of March 31, 2006, the Company had $15.3 million and $1.4 million outstanding under the Company’s $50.0 million senior secured credit facility due June 2008 (“PGL Credit Facility”) and DJW’s $2.5 million senior secured credit facility due March 2010 (“DJW Credit Facility”), respectively. In addition, as of March 31, 2006, the Company had outstanding letters of credit under the PGL and DJW Credit Facilities of approximately $0.7 and $0.4 million, respectively, resulting in available borrowings of $34.0 and $0.7 million, respectively.

The Company’s 8 ¾% senior secured notes due 2012 (the “Peninsula Gaming Notes”), DJW’s 11% senior secured notes due 2012 (the “DJW Notes”), the PGL Credit Facility and the DJW Credit Facility each contain certain restrictive covenants. The Company was in compliance with such covenants as of March 31, 2006.

5. Commitments and Contingencies

Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as sole manager of the Company and as members of PGP, respectively.

In October 2003, OED filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana, the St. Landry Parish School Board and the City of Opelousas. OED seeks a judgment declaring that sales taxes are not due to the defendants on purchases made by OED and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. OED’s action is based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. While the Louisiana Department of Revenue and Taxation generally agrees with OED’s position, the St. Landry Parish School Board and the City of Opelousas have questioned the application of the racing statutes to the construction and furnishing of the new racetrack and casino, thereby leading to the filing of this action.

OED filed a motion for summary judgment, which was scheduled for hearing in July 2005. The defendants filed responses, generally arguing that the exemption under the racing statutes should not extend to the purchase of goods, materials and services which were unrelated to horse racing. Prior to the hearing, it was discovered by OED that OED’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that OED, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment. In November and December 2005, OED filed refund claims totaling $0.6 million. There has not yet been a ruling on OED’s refund claims, and as a result OED has not recorded the refund claims.

While OED has paid certain sales taxes on the construction of the new racetrack and casino and relating to the purchase of slot machines at the casino, it has not paid sales taxes on all purchases associated with the construction and furnishing of the facility. Accordingly, an adverse ruling on this matter may result in OED being required to pay sales taxes to the defendants in the range of $1.0 to $2.5 million and having its refund claims denied. A portion of the sales tax, if required to be paid, will be capitalized in fixed assets.

In October 2005, the Company filed a claim to arbitrate its claims against the general contractor of the racino alleging that the general contractor improperly constructed the horse racetrack at the racino. The Company is pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup its track reconstruction costs and other related damages. The arbitration is currently scheduled to be held in Lafayette, Louisiana and is expected to take approximately one year. The Company believes it is too early to determine the results of the arbitration and has not recorded any damage claim as an asset.

Other than as described above, the Company is not a party to, and none of the Company’s property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In accordance with legislation passed in Iowa in 2004, all excursion gambling boat licensees, including DJL, were subject to a one time assessment in an amount based on the licensee’s adjusted gross receipts to be deposited into the Rebuild Iowa Infrastructure Fund. DJL’s total assessment is $2.1 million, which is to be paid in two equal payments of $1.1 million on June 1, 2005 and June 1, 2006. DJL made its first payment in May 2005 and recorded the payment as a long term deposit on its consolidated balance sheet. Beginning in July 2010, DJL may offset gaming taxes in an amount equal to 20% of the total assessment in each of the succeeding five fiscal years thereafter. DJW was not included in this assessment as it did not have a gaming license at the time of the assessment.

Dubuque Racing Association, Ltd. (the “DRA”), holds a joint license with DJL to conduct gambling games under Iowa statutes. The DRA owns Dubuque Greyhound Park (“DGP”), a traditional greyhound racetrack with 1,000 slot machines, 20 table games and amenities including a gift shop, restaurant and clubhouse. During 2005, DJL entered into an amendment to its operating agreement under the joint gambling license (the “Amended Operating Agreement”) with the DRA. The Amended Operating Agreement provides for, among other things, that beginning on February 17, 2006, the day that DGP began operating video poker machines, and continuing until December 31, 2008, DRA shall pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions. During the three months ended March 31, 2006, DJL recorded revenues of approximately $0.3 million related to this agreement, of which approximately $0.2 million was included in accounts receivable on the condensed consolidated balance sheet as of March 31, 2006.

In connection with obtaining its gaming license, DJW is required to pay under an executory agreement a license fee of $5.0 million due in five annual installments of $1.0 million. DJW paid the first $1.0 million installment in June 2005 with the remaining installments due in May 2006 and each May thereafter through 2009. Also, DJW is required to pay its qualified sponsoring organization, who holds the joint gaming license with DJW, 5.76% of the casino’s adjusted gross receipts on an ongoing basis.

In addition, DJW is required to construct, or cause a third party to construct, a 100 room hotel near the casino within 18 months of opening the casino to maintain its gaming license. In April 2006, DJW entered into a lease agreement with a third party developer in which DJW agreed to lease a parcel of land adjacent to the casino to the third party developer. In addition, the third party developer agreed to construct a 102 room hotel on that parcel of land. The lease is for an initial term of twenty years and six months and includes an option for the developer to extend the lease for an additional fifteen years. Lease payments shall be equal to 2% of adjusted gross revenue (as defined in the lease agreement) of the hotel plus payments of additional rent to reimburse DJW for utilities and common area costs and expenses incurred by DJW. The lease also contains a purchase option whereas, at any time during the first seven years subsequent to the opening of the hotel, DJW can elect to purchase the hotel from the third party developer based upon purchase prices established in the lease agreement.

During the first quarter of 2006, DJW entered into various agreements with the State of Iowa and a local business in which DJW has agreed, in exchange for land and other assets, to build an elevated water storage and water treatment facility to provide, at no charge, water and sanitary service to the State for its interstate rest service located near the casino and to the local business.

6. Related Party Transactions

During the three months ended March 31, 2006 and 2005, the Company distributed $0.6 million and $0.9 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as a board member and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions. In addition, during the three months ended March 31, 2006 the Company expensed $0.1 million, as an affiliate management fee, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and OED, under which OED pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and other non-recurring charges, OED expensed $0.3 million and $0.2 million in affiliate management fees payable to OEDA during the three months ended March 31, 2006 and 2005 repectively.

In accordance with a management services agreement between DJW and PGP, DJW accrued $0.1 million in affiliate management fees payable to PGP during the three months ended March 31, 2006.

OED is a party to a consulting agreement with a board member of PGP. Under the consulting agreement, OED must pay to the board member a fee equal to 2.5% of OED’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004. Under the consulting agreement, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. OED expensed $0.3 million and $0.1 million of affiliate management fees during the three months ended March 31, 2006 and 2005, respectively, related to this agreement.

At a meeting of the board of managers of PGP held on February 25, 2005, PGP approved grants of profits interests under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) to two executive officers of PGL aggregating 2.50% of the outstanding membership units of PGP on a fully diluted basis. In addition, at a meeting of the board of managers of PGP held on September 12, 2005, PGP approved additional grants under the IUP to the executive officers of PGL aggregating 5% of the outstanding membership units of PGP on a fully diluted basis. The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions. The profits interests awarded under the IUP entitle the holders thereof to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant) and distributions on liquidation (but only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant). Upon any termination of their employment, the respective officers are entitled at their option to cause the Company to redeem all such vested profits interests granted to them for cash at their fair market value at the time of termination of employment. Quarterly, the Company estimates the fair value of the units and compares that value to the value of the units at the date of grant. Any appreciation in the value of the units is expensed based on the percentage of the grant vested. The Company expensed $1.2 million and $0.1 million during the three months ended March 31, 2006 and 2005, respectively, with respect to these units.

7. Subsequent Events

On April 4, 2006, DJW opened its casino to the public with 511 slot machines, 15 table games and 5 poker tables. In addition, the new facility includes several dining options, including a 150 seat coffee shop and two fast food dining outlets and parking spaces for approximately 750 vehicles.

8. Segment Information

The Company is organized around geographical areas and operates three reportable segments: (1) Diamond Jo operations, which comprise the Diamond Jo riverboat casino in Dubuque, Iowa, (2) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by OED in Louisiana and (3) Diamond Jo Worth operations, which comprise the Diamond Jo Worth start-up casino operations in Northwood, Iowa.

The accounting policies for each segment are the same as those described in Note 2 above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the three months ended March 31, 2006 and 2005 (in thousands):

	Net Revenues Three Months Ended March 31,
	2006	2005
Diamond Jo	$12,612	$13,513
Diamond Jo Worth	1,199
Evangeline Downs	38,623	27,791
Total	$52,434	$41,304

	Segment Operating Earnings Three Months Ended March 31, (1)
	2006	2005
General corporate	$(1,709)	$(599)
Diamond Jo	3,762	4,253
Diamond Jo Worth	51
Evangeline Downs	12,930	7,309
Total Segment Operating Earnings (1)	15,034	10,963

General corporate:
Affiliate management fees	(76)
Development expense		(53)
Diamond Jo:
Depreciation and amortization	(995)	(1,009)
Development expense	(12)	(37)
Gain (loss) on disposal of assets	25	(24)
Interest expense, net	(2,354)	(2,412)
Diamond Jo Worth:
Depreciation and amortization	(18)
Pre-opening expense	(680)
Affiliate management fees	(120)
Interest expense, net	(420)
Evangeline Downs:
Depreciation and amortization	(3,167)	(2,929)
Development expense	(12)	(46)
Pre-opening expense	(19)	(39)
Affiliate management fees	(586)	(307)
Gain on sale of assets	6	61
Interest expense, net	(4,529)	(4,350)
Net income (loss) to common member’s interest	$2,077	$(182)

(1)            Segment operating earnings is defined as net income (loss) to common member’s interest plus depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, and interest expense (net) less gain on disposal of assets.

	Total Assets
	March 31, 2006	December 31, 2005

General corporate	$167	$
Diamond Jo	78,422	79,267
Diamond Jo Worth	52,906	45,462
Evangeline Downs	165,904	162,899
Total	$297,399	$287,628

	Cash Expenditures for Additions to Long-Lived Assets
	March 31, 2006	March 31, 2005

Diamond Jo	$658	$490
Evangeline Downs	1,702	5,086
Diamond Jo Worth	9,875
Total	$12,235	$5,576

9. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s debt instruments at March 31, 2006 and December 31, 2005 are as follows (in thousands):

	March 31, 2006		December 31, 2005
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
8 3/4% senior secured notes	$233,000	$230,341	$229,505	$230,259
11% senior secured notes	40,000	40,000	40,000	40,000
13% senior secured notes	6,910	6,817	6,910	6,813
Senior secured credit facilities	16,685	16,685	23,800	23,800
Term loan	7,667	7,667	8,667	8,667
Notes payable	12,148	11,604	7,702	7,467
Preferred member’s interests	4,000	4,000	4,000	4,000

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

10.  Consolidating Financial Statements

The Company, DJL and PGC (which has no assets or operations) are co-issuers of the Peninsula Gaming Notes which are registered with the U.S. Securities and Exchange Commission. OED is a guarantor of the Peninsula Gaming Notes, and the equity of DJL and OED is pledged as collateral securing obligations under the Peninsula Gaming Notes. In July 2005, in connection with the offering of the DJW Notes, DJW was designated as an “unrestricted subsidiary” under the indenture governing the Peninsula Gaming Notes and the liens on the assets and capital stock of DJW under the Peninsula Gaming Notes were released.

CONSOLIDATING BALANCE SHEET

(in thousands)

	At March 31, 2006
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non-Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(54)	$3,185	$7,503	$2,481		$13,115
Restricted cash — purse settlements			9,775			9,775
Restricted cash-interest reserve				2,302		2,302
Receivables	1	308	4,047	111		4,467
Receivables from affiliates		1,900			$(1,900)
Inventories		142	264	129		535
Prepaid expenses	25	420	665	170		1,280
Total current assets	(28)	5,955	22,254	5,193	(1,900)	31,474
RESTRICTED CASH — WORTH PROJECT				6,313		6,313
PROPERTY AND EQUIPMENT, NET		15,796	103,355	38,050		157,201
OTHER ASSETS:
Investment in subsidiaries	(66,120)				66,120
Deferred financing costs		4,310	7,021	2,309		13,640
Goodwill		53,083				53,083
Licenses and other intangibles			33,140	1,025		34,165
Deposits and other assets	195	1,178	134	16		1,523
Total other assets	(65,925)	58,571	40,295	3,350	66,120	102,411
TOTAL	$(65,953)	$80,322	$165,904	$52,906	$64,220	$297,399

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$13	$669	$5,593	$975		$7,250
Construction payable			1,835	3,459		5,294
Purse settlement payable			11,868			11,868
Accrued payroll and payroll taxes	2,780	984	1,320	11		5,095
Accrued interest		3,547	6,220	2,042		11,809
Other accrued expenses	7	1,427	4,895	374		6,703
Payable to affiliate	350		2,004	626	(1,900)	1,080
Current maturities of long-term and leases debt		5,230	5,842	2,363		13,435
Total current liabilities	3,150	11,857	39,577	9,850	(1,900)	62,534
LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount		86,889	143,452			230,341
11% senior secured notes				40,000		40,000
13% senior secured notes, net of discount			6,817			6,817
Senior secured credit facilities			15,300	1,385		16,685
Term loan			3,667			3,667
Notes and leases payable		786	3,018	2,365		6,169
Other accrued expenses		150		139		289
Total long-term liabilities		87,825	172,254	43,889		303,968
Total liabilities	3,150	99,682	211,831	53,739	(1,900)	366,502

MEMBER’S DEFICIT	(69,103)	(19,360)	(45,927)	(833)	66,120	(69,103)
TOTAL	$(65,953)	$80,322	$165,904	$52,906	$64,220	$297,399

	At December 31, 2005
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non-Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(52)	$3,253	$9,011	$566		$12,778
Restricted cash-purse settlements			5,119			5,119
Restricted cash-interest reserve				2,281		2,281
Receivables		168	2,495	138		2,801
Receivables from affiliates		6,651			$(6,651)
Inventories		114	258	121		493
Prepaid expenses	38	461	617	143		1,259
Total current assets	(14)	10,647	17,500	3,249	(6,651)	24,731
RESTRICTED CASH — WORTH PROJECT				16,848		16,848
PROPERTY AND EQUIPMENT, NET		16,503	104,900	21,990		143,393
OTHER ASSETS:
Investment in subsidiaries	(68,521)				68,521
Deferred financing costs		4,536	7,362	2,365		14,263
Goodwill		53,083				53,083
Licenses and other intangibles			33,003	1,000		34,003
Deposits and other assets	3	1,160	134	10		1,307
Total other assets	(68,518)	58,779	40,499	3,375	68,521	102,656
TOTAL	$(68,532)	$85,929	$162,899	$45,462	$61,870	$287,628

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$11	$1,087	$3,500	$144		$4,742
Construction payable			2,500	3,617		6,117
Purse settlement payable			7,320			7,320
Accrued payroll and payroll taxes	1,753	1,175	1,331	8		4,267
Accrued interest		1,672	3,251	941		5,864
Other accrued expenses	13	1,524	5,979	89		7,605
Payable to affiliate	298		7,158	164	$(6,651)	969
Current maturity of long-term debt		5,197	5,805			11,002
Total current liabilities	2,075	10,655	36,844	4,963	(6,651)	47,886
LONG-TERM LIABILITIES
8 3/4% senior secured notes, net of discount		86,858	143,401			230,259
11% senior secured notes				40,000		40,000
13% senior secured notes, net of discount			6,813			6,813
Senior secured credit facilities		6,700	17,100			23,800
Term loan			4,667			4,667
Notes payable		1,107	3,358			4,465
Other accrued expenses		199		146		345
Total long-term liabilities		94,864	175,339	40,146		310,349
Total liabilities	2,075	105,519	212,183	45,109	(6,651)	358,235

MEMBER’S DEFICIT	(70,607)	(19,590)	(49,284)	353	68,521	(70,607)
TOTAL	$(68,532)	$85,929	$162,899	$45,462	$61,870	$287,628

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non-Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$12,046	$29,393			$41,439
Racing			6,702			6,702
Video poker			739			739
Food and beverage		684	2,846			3,530
Management fee income		790			$(790)
Other		343	395	$1,200		1,938
Less promotional allowances		(462)	(1,452)			(1,914)
Total net revenues		13,401	38,623	1,200	(790)	52,434

EXPENSES:
Casino		5,941	14,406			20,347
Racing			5,488			5,488
Video poker			524			524
Food and beverage		619	1,910			2,529
Other		7	70	1,147		1,224
Selling, general and administrative	$474	2,283	3,295	1	1,235	7,288
Depreciation and amortization		995	3,167	18		4,180
Pre-opening expense			19	680		699
Development expense		12	12			24
Affiliate management fees	77		1,374	120	(790)	781
Gain on disposal of assets		(25)	(5)			(30)
Corporate expense allocation		459	388	388	(1,235)
Total expenses	551	10,291	30,648	2,354	(790)	43,054

INCOME (LOSS) FROM OPERATIONS	(551)	3,110	7,975	(1,154)		9,380

OTHER INCOME (EXPENSE):
Interest income		17	32	154		203
Interest expense, net of amounts capitalized		(2,281)	(4,561)	(574)		(7,416)
Interest expense related to preferred member’s interest, redeemable		(90)				(90)
Income from equity investment in subsidiaries	2,628				(2,628)
Total other expense	2,628	(2,354)	(4,529)	(420)	(2,628)	(7,303)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$2,077	$756	$3,446	$(1,574)	$(2,628)	$2,077

	Three Months Ended March 31, 2005
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Other	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$13,071	$22,367			$35,438
Racing			3,338			3,338
Video poker			608			608
Food and beverage		616	2,376			2,992
Management fee income		470			$(470)
Other		56	195			251
Less promotional allowances		(229)	(1,094)			(1,323)
Total net revenues		13,984	27,790		(470)	41,304

EXPENSES:
Casino		6,139	12,050			18,189
Racing			2,742			2,742
Video poker			467			467
Food and beverage		627	1,707			2,334
Other		10	88			98
Selling, general and administrative	$289	2,484	3,428		310	6,511
Depreciation and amortization		1,009	2,929			3,938
Pre-opening expense			39			39
Development expense	53	37	46			136
Affiliate management fees			777		(470)	307
(Gain) loss on disposal of assets		24	(61)			(37)
Corporate expense allocation		168	142		(310)
Total expenses	342	10,498	24,354		(470)	34,724

INCOME (LOSS) FROM OPERATIONS	(342)	3,486	3,436			6,580

OTHER INCOME (EXPENSE):
Interest income		2	12			14
Interest expense, net of amounts capitalized		(2,324)	(4,362)			(6,686)
Interest expense related to preferred member’s interest, redeemable		(90)				(90)
Income from equity investment in subsidiaries	160				(160)
Total other expense	160	(2,412)	(4,350)		(160)	(6,762)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(182)	$1,074	$(914)		$(160)	$(182)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non-Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,077	$756	$3,446	$(1,574)	$(2,628)	$2,077
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		995	3,167	18		4,180
Provision for doubtful accounts		45				45
Amortization of deferred financing costs and bond discount		297	440	98		835
Stock based compensation	1,184					1,184
Gain on disposal of assets		(25)	(5)			(30)
Income from equity investment in subsidiaries	(2,628)				2,628
Changes in operating assets and liabilities:
Restricted cash-purse settlements
Receivables	(1)	(185)	(1,552)	28		(1,710)
Receivables from affiliates		5,065			(5,065)
Payables to affiliates	52		(5,154)	148	5,065	111
Inventories		(28)	(7)	(7)		(42)
Prepaid expenses and other assets	(179)	23	(48)	(34)		(238)
Accounts payable	2	(359)	6,058	173		5,874
Accrued expenses	(163)	1,538	1,873	738		3,986
Net cash flows from operating activities	344	8,122	8,218	(412)		16,272
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash — purse settlements			(4,656)			(4,656)
Proceeds from restricted cash, net				10,514		10,514
Business acquisition and licensing costs			(137)	(25)		(162)
Construction project development costs				(9,226)		(9,226)
Purchase of property and equipment		(658)	(1,702)	(649)		(3,009)
Proceeds from sale of property and equipment		23	2			25
Net cash flows from investing activities		(635)	(6,493)	614		(6,514)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs				(1)		(1)
Principal payments on debt		(329)	(1,345)	(59)		(1,733)
Proceeds from senior credit facilities		800		1,385		2,185
Payments on senior credit facilities		(7,500)	(1,800)			(9,300)
Member distributions	(346)	(526)	(88)	388		(572)
Net cash flows from financing activities	(346)	(7,555)	(3,233)	1,713		(9,421)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2)	(68)	(1,508)	1,915		337
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(52)	3,253	9,011	566		12,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(54)	$3,185	$7,503	$2,481		$13,115

	Three Months Ended March 31, 2005
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Other	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(182)	$1,074	$(914)		$(160)	$(182)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		1,009	2,929			3,938
Provision for doubtful accounts		27				27
Amortization of deferred financing costs and bond discount		302	429			731
Stock based compensation	77					77
(Gain) loss on disposal of assets		24	(62)			(38)
Loss from equity investment in subsidiaries	(160)				160
Changes in operating assets and liabilities:
Receivables		(21)	(210)			(231)
Receivables from affiliates		(458)			458
Payables to affiliates			615		(458)	157
Inventories		12	(49)			(37)
Prepaid expenses and other assets	(16)	374	407			765
Accounts payable	58	(297)	1,711			1,472
Accrued expenses	53	1,294	3,202			4,549
Net cash flows from operating activities	(170)	3,340	8,058			11,228
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash — purse settlements, net			(2,492)			(2,492)
Business acquisition and licensing costs			(104)			(104)
Construction project development costs	(319)		(3,674)			(3,993)
Purchase of property and equipment		(490)	(1,093)			(1,583)
Proceeds from sale of property and equipment		18	8			26
Net cash flows from investing activities	(319)	(472)	(7,355)			(8,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(3)	(2)			(5)
Principal payments on debt		(357)	(2,241)			(2,598)
Proceeds from senior credit facilities			1,000			1,000
Payments on senior credit facilities		(1,118)	(70)			(1,188)
Member distributions	493	(1,174)	(230)			(911)
Net cash flows from financing activities	493	(2,652)	(1,543)			(3,702)
NET DECREASE IN CASH AND CASH EQUIVALENTS	4	216	(840)			(620)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(1)	3,434	7,071			10,504
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3	$3,650	$6,231			$9,884

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Forward Looking Statements

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

•                  the availability and adequacy of our cash flow to satisfy our obligations, including payment of the Peninsula Gaming Notes, the DJW Notes and additional funds required to support capital improvements and development;

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

•                  adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of OED and DJL and DJW; and

•                  other factors discussed in our other filings with the SEC.

Overview

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 777 slot machines and 19 table games, (ii) the Evangeline Downs racino development with 1,627 slot machines and a one-mile dirt horse racetrack in Opelousas, Louisiana and five OTBs located throughout south central Louisiana. We also recently completed construction of an excursion gambling boat casino in Worth County, Iowa with 511 slot machines, 15 table games and 5 poker tables which opened to the public on April 4, 2006.

Results of Operations

Our results of operations discussed below include the consolidated results of operations of the Company, DJL and OED for the three months ended March 31, 2006 and 2005 and DJW for the three months ended March 31, 2006.

Statement of Operations Data

(in thousands)	Three Months Ended March 31,
	2006	2005
General corporate	$(1,785)	$(652)
Diamond Jo	2,779	3,183
Evangeline Downs	9,152	4,049
Diamond Jo Worth	(766)
Income from operations	$9,380	$6,580

	Diamond Jo Three Months Ended March 31,		OED Three Months Ended March 31,		Diamond Jo Worth Three Months Ended March 31,
(in thousands)	2006	2005	2006	2005	2006
REVENUES:
Casino	$12,046	$13,071	$29,393	$22,367	$
Racing			6,702	3,338
Video poker			739	608
Food and beverage	684	616	2,846	2,376
Other	343	56	395	195	1,200
Less promotional allowances	(462)	(230)	(1,452)	(1,093)
Net revenues	12,611	13,513	38,623	27,791	1,200
EXPENSES:
Casino	5,941	6,139	14,406	12,050
Racing			5,488	2,742
Video poker			524	467
Food and beverage	619	627	1,910	1,707
Other	7	10	70	88	1,147
Selling, General and administrative	2,283	2,484	3,295	3,428	1
Depreciation and amortization	995	1,009	3,167	2,929	18
Pre-opening expense			19	39	680
Development expense	12	37	12	46
(Gain) loss on disposal of assets	(25)	24	(5)	(61)
Affiliate management fees			585	307	120
Total expenses	9,832	10,330	29,471	23,742	1,966
Income (loss) from operations	$2,779	$3,183	$9,152	$4,049	$(766)

Three months ended March 31, 2006 Compared to Three months ended March 31, 2005

Net revenues increased $11.1 million, or 26.9%, to $52.4 million for the three months ended March 31, 2006 from $41.3 million for the three months ended March 31, 2005. The majority of this increase is due to an increase in OED’s casino revenues of $7.0 million to $29.4 million for the three months ended March 31, 2006 from $22.4 million for the three months ended March 31, 2005. This increase is attributed primarily to an increase in the local population as a result of Hurricane Katrina which hit Southern Louisiana in August 2005 and forced many residents from the Gulf Coast to move north to areas closer to the racino as well as improvements in our marketing and player development programs and promotions. Daily casino win per position at OED increased 33.1% to $201 for the three months ended March 31, 2006 from $151 for the three months ended March 31, 2005. DJL’s casino revenues decreased by $1.0 million to $12.1 million for the three months ended March 31, 2006 from $13.1 million for the three months ended March 31, 2005. We believe this decrease was primarily attributed to a local competitor’s expansion of its facility that increased the number of slot machines from 600 to 1,000 in May 2005 and introduced video poker in February 2006 and table games in March 2006. DJL’s slot revenue decreased to $10.6 million for the three months ended March 31, 2006 from $11.5 million for the three months ended March 31, 2005. DJL’s table game revenue decreased by $0.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Casino gaming win in the entire Dubuque market increased 22.8% to $28.0 million for the three months ended March 31, 2006 from $22.8 million for the three months ended March 31, 2005. We believe this increase was primarily attributed to the expansion of a local competitor’s facility as noted above. Our share of the Dubuque market casino gaming win decreased to 43.0% for the three months ended March 31, 2006 from 57.4% for the three months ended March 31, 2005 which management believes is primarily due to the expansion of the local competitor. Casino revenues at the Diamond Jo were derived 87.7% from slot machines and 12.3% from table games for the three months ended March 31, 2006 compared to 88.2% from slot machines and 11.8% from table games for the three months ended March 31, 2005. DJL’s casino win per gaming position per day at the DJL decreased to $146 for the three months ended March 31, 2006 from $165 for the three months ended March 31, 2005. For the three months ended March 31, 2006, our share of the Dubuque market casino admissions decreased to 37.5% from 53.2% for the three months ended March 31, 2005. For the three months ended March 31, 2006, our casino win per admission at DJL increased to $57 from $56 for the three months ended March 31, 2005.

Racing revenues at OED for the three months ended March 31, 2006 were $6.7 million compared to $3.3 million for the three months ended March 31, 2005. This increase is primarily due to the opening of two new OTBs in 2005 and the running of additional live thoroughbred meets in the first quarter of 2006.

Video poker revenues at OED for the three months ended March 31, 2006 were $0.7 million compared to $0.6 million for the three months ended March 31, 2005. The increase in video poker revenues was attributed to an increase in the local population around our Port Allen OTB as a result of Hurricane Katrina as discussed above.

Net food and beverage revenues, other revenues and promotional allowances increased $1.6 million during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due primarily to (i) other revenue at DJW of $1.2 million related to gasoline sales at the convenience store that was acquired in September 2005 in connection with the purchase of the land on which the new casino is being constructed, and (ii)  an increase in food and beverage revenues at OED of $0.5 million due to an increase in the number of visitors at the racino.

Casino operating expenses increased $2.1 million to $20.3 million for the three months ended March 31, 2006 from $18.2 million for the three months ended March 31, 2005 due primarily to an increase in casino expenses at OED of $2.3 million primarily related to purse supplements and gaming taxes which are based on net casino revenues. Casino expenses at the Diamond Jo decreased $0.2 million primarily related to a decrease in gaming taxes as a result of the decrease in casino revenues.

Consistent with an increase in racing revenues, racing expenses increased to $5.5 million for the three months ended March 31, 2006 from $2.7 million for the three months ended March 31, 2005 due primarily to the addition of a live thoroughbred meet during the first quarter of 2006.

Video poker expenses remained substantially unchanged at $0.5 million for the three months ended March 31, 2006 and 2005.

Food and beverage expenses increased slightly to $2.5 million for the three months ended March 31, 2006 from $2.3 million for the three months ended March 31, 2005 due primarily to the increase of food and beverage cost of sales at OED associated with an increase in sales. Other expenses increased to $1.2 million for the three months ended March 31, 2006 from $0.1 million for the three months ended March 31, 2005 due primarily to the cost of gasoline sold at DJW’s convenience store as discussed above.

Selling, general and administrative expenses increased $0.8 million to $7.3 million for the three months ended March 31, 2006 from $6.5 million for the three months ended March 31, 2005. This increase was due primarily to an increase in expenses associated with the increase in the fair value of member units granted to certain executive officers of the Company in 2005 of approximately $1.2 million partially offset by a decrease in payroll and other boat operating expenses of approximately $0.2 million associated with DJL’s boat switching to a moored status in November 2005.

Depreciation and amortization expenses increased to $4.2 million for the three months ended March 31, 2006 from $3.9 million for the three months ended March 31, 2005 due primarily to the depreciation of buildings and equipment related to the opening of two new OTB’s during 2005 and one during the first quarter of 2006. During the first quarter of 2006 and 2005, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill and indefinite lived intangible assets.

Pre-opening expenses of $0.7 million for the three months ended March 31, 2006 relate primarily to expenses incurred by DJW with respect to start-up activities surrounding the new casino development in Worth County, Iowa. Affiliate management fees of $0.8 million and $0.3 million for the three months ended March 31, 2006 and 2005 relate to management fees paid to related parties under various management services and consulting agreements at OED and DJW.

Income from operations increased $2.8 million to $9.4 million for the three months ended March 31, 2006 from $6.6 million for the three months ended March 31, 2005. Income from operations increased primarily due to the $3.8 million increase in casino revenues, net of casino expenses, as discussed above and was partially offset by a $0.7 million increase in pre-opening expenses as discussed above.

Interest income of approximately $0.2 million for the three months ended March 31, 2006 is primarily related to interest earned on the net proceeds from the offering of the DJW Notes in July 2005 which were deposited into interest bearing accounts. Net interest expense, including interest expense related to DJL’s redeemable preferred member interests, increased $0.7 million to $7.5 million during the three months ended March 31, 2006 from $6.8 million for the three months ended March 31, 2005. This increase is primarily due to interest related to the DJW Notes of approximately $1.1 million. Interest expense of approximately $0.6 million was capitalized as part of the DJW casino development during the three months ended March 31, 2006. Capitalized interest during the three months ended March 31, 2005 was not significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance increased $0.3 million to $13.1 million at March 31, 2006 from $12.8 million at December 31, 2005.

Cash flows from operating activities were $16.3 million during the three months ended March 31, 2006, an increase of $5.1 million when compared to $11.2 million during the three months ended March 31, 2005. The increase is primarily due to an increase from working capital of $2.4 million due primarily to payables associated with the addition of a live thoroughbred meet during the first quarter of 2006 and an increase in net income to common member’s interest (excluding depreciation and amortization noncash expense) of $2.5 million.

Cash flows used in investing activities during the three months ended March 31, 2006 was $6.5 million consisting of cash outflows of (i) payments of approximately $9.2 million for construction and other development costs associated with the Worth County casino development project, (ii) a increase in our restricted cash balance designated for purse settlements of $4.6 million, (iii) net cash outflows of approximately $3.0 million used for capital expenditures mainly related to the development of our new OTB in Eunice, Louisiana and the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures and (iv) business acquisition and licensing costs of $0.2 million. These outflows were partially offset by a decrease in our restricted cash balance designated for construction and other development costs associated with the Worth County casino development project of $10.5 million.

Cash flows used in financing activities during the three months ended March 31, 2006 of $9.4 million reflects (i) aggregate principal payments under the revolver portion of the PGL Credit Facility of $9.3 million, (ii) aggregate principal payments under the term loan portion of the PGL Credit Facility of $1.0 million, (iii) aggregate principal payments on notes payable of $0.7 million and (iv) member distributions of approximately $0.6 million. These outflows were partially offset by net proceeds from borrowings under the revolver portion of the PGL Credit Facility and DJW Credit Facility of $2.2 million.

As of March 31, 2006, the Company had $15.3 million and $7.7 million outstanding under the revolver portion and term loan portion of the PGL Credit Facility, respectively and outstanding letters of credit of approximately $0.7 million. In addition, as of March 31, 2006, the DJW had $1.4 million outstanding under the revolver portion of the PGL Credit Facility and outstanding letters of credit of approximately $0.4 million.

Financing Activities

Our financing activities will have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes to the Company’s financing activities during the three months ended March 31, 2006.

General

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from OED’s casino and racetrack operations, (ii) cash flows from DJL’s casino operations, (iii) cash flows from DJW’s casino operations, (iv) available borrowings under the PGL Credit Facility, (v) available borrowings under the DJW Credit Facility and (vi) remaining net proceeds from the offering of the DJW Notes ($6.3 million at March 31, 2006). The available borrowing amount under the PGL and DJW Credit Facilities at March 31, 2006, after reductions for amounts borrowed and letters of credit outstanding at OED, DJL and DJW was $34.7 million.

We expect our remaining capital expenditures in 2006, excluding any amounts related to the development of the new gaming property in Worth County, Iowa to be approximately $7.4 million. Remaining capital expenditures in 2006 related to the development of our new gaming property in Worth County, Iowa is expected to be approximately $7.0 million. Our remaining debt maturities are expected to be approximately $11.6 million (including $4.0 million related to the redemption of DJL’s redeemable preferred member’s interest) and our payment for DJW’s gaming license will be $1.0 million in 2006. Based on our cash on hand, expected cash flows from operations and our available sources of financing, we believe we will have adequate liquidity to satisfy our operating needs and service our outstanding indebtedness for the next twelve months.

Our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries; (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds or to transfer or dispose of assets; (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) our ability to adapt to changes in the gaming industry which affect the markets in which we operate could be limited.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

Our future contractual obligations and commitments at December 31, 2005 updated to include the incurrence of additional debt at DJW are as follows (in millions of dollars):

	Payments due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Long-Term Debt	$330.7	$13.3	$34.7	$9.7	$273.0
Interest on Long-Term Debt	167.1	29.0	55.2	50.9	32.0
Operating Leases	3.1	0.9	1.0	0.4	0.8
Purchase Commitments	4.3	1.2	1.9	1.2	—
Gaming License	4.0	1.0	2.0	1.0	—
Litigation Settlement and Other	1.7	1.5	0.1	0.1	—
Total Contractual Cash Obligations	$510.9	$46.9	$94.9	$63.3	$305.8

The following shows our contingent obligations at March 31, 2006 based on expiration dates (in millions):

	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Standby letters of credit	$1.1

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We periodically evaluate our policies and the estimates and assumptions related to these policies. All of our subsidiary companies operate in a highly regulated industry. In our Iowa and Louisiana operations, we are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or credit cards, which by their nature do not require complex estimates. We estimate the useful lives for our depreciable assets. We also estimate certain liabilities including our slot club and coupon liabilities and self-insured medical and workers compensation liabilities. We believe that these estimates are reasonable based on our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

Understanding our critical accounting policies and related risks is important in evaluating our financial conditions and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2006.

Goodwill, Intangible and Other Long-Lived Assets.   We evaluate our goodwill, intangible and other long-lived assets for impairment on a periodic basis. For goodwill and intangible assets with indefinite lives, we compare the carrying values to fair values on an annual basis or sooner if an indication of impairment exists. Other long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate a possible impairment. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment loss is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

Our intangible assets consist of our tradename and our slot machine and electronic video game and horse racing licenses related to our operations at OED and our gaming license at DJW. We intend to use the OED tradename for the foreseeable future and our OED and DJW licenses are renewable subject to our compliance with state gaming and racing regulations. Our intangible assets, therefore, have been determined to have indefinite lives and are not amortized. Should these assets in the future be determined to have finite lives because of our decision to discontinue the use of the OED tradename or our inability to renew our licenses at OED or DJW, the intangible assets could become impaired and require an impairment charge and any unimpaired amounts would be amortized over their remaining useful lives.

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

Goodwill and intangible assets are subject to impairment by, among other factors, significant changes in gaming tax rates, competition and regulatory requirements; lack of license renewals; lack of voter reapproval in Iowa; and changes in the way we use our OED tradename. During the first quarter of 2006 and 2005, we completed the impairment testing of all of our goodwill and intangible assets with indefinite lives and no impairments were indicated. We are required to perform an analysis of our goodwill and intangible assets at least on an annual basis. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods.

Litigation.   An estimated loss from a loss contingency is recorded when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires the use of judgment as to the probability of the outcome and the amount. Many legal contingencies can take years to be resolved. An adverse outcome could have a material impact on our financial condition, operating results and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility and DJW Credit Facility. As of March 31, 2006, the Company had $24.4 million in outstanding borrowings under the PGL Credit Facility and DJW Credit Facility, including borrowings under the term loan portion of such facility that have variable interest rates. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility and DJW Credit Facility (currently an aggregate amount of $60.2 million) and if market rates of interest on our variable rate debt increased by 100 basis points, the estimated additional annual interest expense would be approximately $0.6 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowings. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed and variable rate debt borrowings as of March 31, 2006 (dollars in millions):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
8 ¾% senior secured notes	April 15, 2012	8¾	%	$230.3	$233.0	*
13% senior secured notes with contingent interest of OED	March 1, 2010	13%		6.8	6.9
11% senior secured notes	May 11, 2012	11%		40.0	40.0	*
Revolving line of credit	June 16, 2008	8¼	%	15.3	15.3
Revolving line of credit	March 1, 2010	6¾	%	1.4	1.4
Term loan	June 16, 2008	9¾	%	7.7	7.7
Note payable	October 1, 2010	8¾	%	2.8	2.8

Note payable	October 1, 2007	0%	2.0	2.1
Note payable	October 1, 2007	0%	2.1	2.2
Note payable	March 1, 2009	0%	3.3	3.3
Note payable	April 1, 2007	0%	0.8	0.8
Capital lease obligation	February 1, 2007	0%	0.6	0.6
Preferred members’ interest, redeemable	October 13, 2006	9%	4.0	4.0

*                    Represents fair value as of March 31, 2006 based on information provided by an independent investment banking firm.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.   The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act) as of March 31, 2006, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal controls.   There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting during our first quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2003, OED filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana, the St. Landry Parish School Board and the City of Opelousas. OED seeks a judgment declaring that sales taxes are not due to the defendants on purchases made by OED and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. OED’s action is based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. While the Louisiana Department of Revenue and Taxation generally agrees with OED’s position, the St. Landry Parish School Board and the City of Opelousas have questioned the application of the racing statutes to the construction and furnishing of the new racetrack and casino, thereby leading to the filing of this action.

OED filed a motion for summary judgment, which was scheduled for hearing in July 2005. The defendants filed responses, generally arguing that the exemption under the racing statutes should not extend to the purchase of goods, materials and services which were unrelated to horse racing. Prior to the hearing, it was discovered by OED that OED’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that OED, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment. In November and December 2005, OED filed refund claims totaling $0.6 million. There has not yet been a ruling on OED’s refund claims, and as a result OED has not recorded the refund claims.

While OED has paid certain sales taxes on the construction of the new racetrack and casino and relating to the purchase of slot machines at the casino, it has not paid sales taxes on all purchases associated with the construction and furnishing of the facility. Accordingly, an adverse ruling on this matter may result in OED being required to pay sales taxes to the defendants in the range of $1.0 to $2.5 million and having its refund claims denied. A portion of the sales tax, if required to be paid, will be capitalized in fixed assets.

In October 2005, the Company filed a claim to arbitrate its claims against the general contractor of the racino alleging that the general contractor improperly constructed the horse racetrack at the racino. The Company is pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup its track reconstruction costs and other related damages. The arbitration is currently scheduled to be held in Lafayette, Louisiana and is expected to take approximately one year. The Company believes it is too early to determine the results of the arbitration and has not recorded any damage claim as an asset.

Other than as described above, the Company is not a party to, and none of the Company’s property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)             Exhibits

Exhibit Number	Description
31.1	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on May 15, 2006.

PENINSULA GAMING, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Jonathan Swain
Jonathan Swain
Chief Operating Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer

PENINSULA GAMING CORP.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer

DIAMOND JO, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Jonathan Swain
Jonathan Swain
Chief Operating Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer

THE OLD EVANGELINE DOWNS, L.L.C.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Jonathan Swain
Jonathan Swain
Chief Operating Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer