Form 10-K
period 2006-12-31
Peninsula Gaming, LLC; DIAMOND JO, LLC; PENINSULA GAMING CORP.
filed 2007-04-02
CIK 1299109, 1095997, 1235662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(563) 690-2100

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):Large

accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

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

PART I

ITEM 1.                                                   BUSINESS

General

Peninsula Gaming, LLC, a Delaware limited liability company organized in 1999 (“PGL” or the “Company”), is a holding company with no independent operations whose sole assets are cash and its equity interests in its wholly owned subsidiaries. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”). PGL’s operating subsidiaries consist of:

•                  Diamond Jo, LLC, a Delaware limited liability company (“DJL”), which owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa;

•                  The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“OED”), which owns and operates the Evangeline Downs Racetrack and Casino, “racino”, in St. Landry Parish, Louisiana, and four off-track betting (“OTB”) parlors in Louisiana; and

•                  Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), which constructed a new casino in Worth County, Iowa that opened in April 2006.

In addition, PGL is the parent of Peninsula Gaming Corp, a Delaware corporation (“PGC”), which has no assets or operations, and Diamond Jo Holdings, LLC, a Delaware limited liability company (“DJWH”), which has no independent operations and whose sole assets are its equity interests in its wholly owned subsidiaries. DJWH’s subsidiaries are DJW and Diamond Jo Worth Corp., a Delaware corporation (“DJWC”), which has no assets or operations.

As used herein, unless otherwise stated or the context otherwise refers to PGL, the terms “we”, “us”, “our” or the “Company” refer to PGL.

We currently operate three reportable segments: (1) the gaming operations of DJL, consisting of the Diamond Jo riverboat casino in Dubuque, Iowa (the “Diamond Jo”), (2) the gaming operations of OED, consisting of the casino, racetrack and OTBs operated by OED in Louisiana, (the “Evangeline Downs”), and (3) the gaming operations of DJW, consisting of the casino in Northwood, Iowa. See Note 12 to the consolidated financial statements for financial information about our segments.

Our address is 3rd Street Ice Harbor, PO Box 1750, Dubuque, Iowa, 52004-1750 and our telephone number is (563) 690-2100. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, filed by us with the Securities and Exchange Commission (“SEC”), are available on the SEC’s website at http://www.sec.gov.

Business

Diamond Jo. The Diamond Jo operates from the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa and is accessible from each of the major highways in the area. The Diamond Jo is a three-story, approximately 48,000 square foot riverboat casino, replicating a classic 19th century paddlewheel riverboat. The Diamond Jo has an approved capacity for 1,394 patrons, features a spacious two-story atrium and a 44-seat capacity deli and offers 777 slot machines and 17 table games on approximately 19,000 square feet of gaming space. Adjacent to the Diamond Jo is a two-story, approximately 36,000 square foot dockside pavilion, featuring our 142-seat capacity Lighthouse Grill restaurant, our 140-seat capacity High Steaks restaurant and our 25-seat capacity Club Wild players lounge. Approximately 1,200 parking spaces are conveniently available to our patrons, together with valet parking. The Diamond Jo is open seven days a week and functions primarily as a dockside riverboat with continuous boarding and no cruising requirements.

On September 27, 2006, DJL entered into an Offer to Purchase Real Estate, Acceptance and Lease (the “Historical Society Agreement”) with the Dubuque County Historical Society (the “Historical Society”). The Historical Society Agreement provides for, among other things, (i) a charitable contribution to the Historical Society of $1.0 million payable in equal annual installments of $0.1 million for 10 years commencing one year after the closing of the transactions contemplated by the Historical Society Agreement and (ii) the purchase by DJL of 2.4 acres of real property (the “Expansion Tract”) for a purchase price not to exceed $2 million.  A primary purpose of the Historical Society Agreement is to facilitate DJL’s building of a new moored barge facility to expand its existing casino operations. If the purchase price payable for the Expansion Tract is less than $2.0 million, DJL has agreed to make a charitable contribution following the closing of the transactions contemplated by the Historical Society Agreement in an amount equal to the difference between $2.0 million and the price paid for the Expansion Tract. The Historical Society Agreement also provides for the Historical Society to lease DJL’s existing dockside pavilion for 99 years at $1 per year and for DJL to transfer all of its rights, title and interest in the existing Diamond Jo vessel to the Historical Society at the Historical Society’s option. The lease and the transfer of the vessel are conditioned upon DJL commencing operation of its new moored barge facility. Closing of the transactions contemplated by the Historical Society Agreement are contingent upon satisfactory completion of DJL’s due diligence relating to its purchase of the Expansion Tract.

DJL’s proposed new moored barge facility is expected to include approximately 1,000 slot machines, 17 table games and a five-table poker room.  Additional amenities are expected to include a bowling center, various restaurants and an entertainment center.

The Company is currently in the process of estimating total project costs and timing of completion of the new casino.

In addition, in February 2007, DJL entered into the Port of Dubuque Public Parking Facility Development Agreement (“Development Agreement”) with the City of Dubuque, Iowa (the “City of Dubuque”) regarding, among other things, the design, development, construction and financing of a public parking facility to be located adjacent to DJL’s proposed casino development. The City of Dubuque is currently in the process of estimating the total cost of the parking facility. It is anticipated that the City of Dubuque will award to a third party a construction contract to construct the parking facility with a required completion date of no later than August 1, 2008.  The parking facility, which will be owned by the City of Dubuque, will provide free parking to the general public and contain approximately 1,200 parking spaces.

Evangeline Downs. The Evangeline Downs Racetrack and Casino is located in Opelousas, Louisiana.  This facility has a southern Louisiana cajun roadhouse theme on the exterior, with a complimentary regional Acadian atmosphere on the interior.  The racino currently includes a casino with 1,627 slot machines, parking spaces for approximately 2,544 cars and 5 buses, and several dining options.  Our dining venues include a 312-seat cajun buffet, a 90-seat fine-dining Blackberry’s restaurant, a 60-seat PO-Boys Food Court, a 90-seat Café 24/7 and a 202-seat Mojo’s sports bar with a 37-seat patio.  In addition a raised bar and lounge area known as Zydeco’s occupies the center of our casino floor.  In the Clubhouse, Silk’s Fine Dining offers a varied menu and the Grandstand area contains a concession and bar for our patrons’ convenience.  The racino includes a one-mile dirt track, stables for 980 horses, a grandstand and clubhouse seating for 1,295 patrons, and apron and patio space for an additional 3,000 patrons.  OED is open twenty-four hours per day, seven days per week.

In addition, OED is currently evaluating the proposed development and construction of a hotel and event center contiguous to its racino.

OTBs.  OED currently operates four OTBs; one in Port Allen, Louisiana; one in New Iberia, Louisiana; one in Henderson, Louisiana; and one in Eunice, Louisiana which opened on February 17, 2006.  Each of these OTBs offers simulcast pari-mutuel wagering seven days a week and is equipped to serve alcoholic and non-alcoholic beverages and food. The Port Allen OTB is located immediately off Interstate 10, across the Mississippi River from Baton Rouge. The two-story Port Allen facility offers off-track betting, 83 video poker machines, a full-service bar, a cafe and a VIP lounge. During 2006 and through January 2007, OED operated the New Iberia OTB, located on U.S. Highway 182, approximately 20 miles outside Lafayette, Louisiana, which offered off-track betting and a limited food offering. In February 2007, OED’s New Iberia OTB operations moved to a new facility which offers simulcast pari-mutuel wagering seven days a week and is equipped to serve alcoholic and non-alcoholic beverages and food.  The Henderson OTB, which opened on May 14, 2005, seats 60 patrons and features a restaurant and full service bar.  We recently received approval to operate video poker machines at our Henderson facility and expect to have approximately 44 video poker machines in operation by mid-year of 2007.  We will be enlarging the current facility by approximately 1,250 square feet to accommodate video poker operations.  The Eunice facility offers off-track betting, 66 video poker machines, a full service bar and private parking for its patrons.  Under Louisiana’s racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of our Evangeline Downs racetrack which effectively gives us the exclusive right, at our option, to operate OTBs within a 55-mile radius of our horse racetrack, provided that such OTB is not also within a 55-mile radius of another horse racetrack.

Diamond Jo Worth.  The Diamond Jo Worth opened to the public in April 2006 and is open seven days a week. On May 11, 2005, the Iowa Racing and Gaming Commission granted us a gaming license to operate an excursion gambling boat in Northwood, Iowa. Northwood is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. Our casino is situated on a 35-acre site approximately an equal distance between Minneapolis, Minnesota and Des Moines, Iowa at the intersection of Interstate 35 and Highway 105. The exterior design of Diamond Jo Worth incorporates a regional gristmill and riverboat theme, with a complementary riverside docking facility atmosphere on the interior. Throughout most of 2006, the Diamond Jo Worth casino had 577 slot machines and 15 table games in operation as well as parking spaces for approximately 1,300 vehicles, several dining options, including a 150-seat coffee shop and two fast food dining outlets. In November 2006, a 100-room hotel development adjacent to the casino opened which is owned and operated by a third party. We also operate a convenience store and gas station at the site. Due to the casino expansion project more fully discussed below, the Diamond Jo Worth casino currently has 535 slot machines and 15 table games in operation.

On July 13, 2006, the Iowa Racing and Gaming Commission approved DJW’s request to expand its new casino facility by approximately 30,000 square feet.  The proposed expansion is expected to add an additional 300 slot machines, 11 table games, a poker room, a buffet restaurant, an expanded casino bar, a banquet and event center and additional parking.  Construction of the expansion has commenced and is expected to be completed during the second quarter of 2007 for an aggregate cost of approximately $32.7 million.

Competition

All of our gaming properties face competition from other gaming operations. The decision to visit one of our properties over that of a competitor is influenced by a number of factors including, but not limited to, customer service, slot machine payouts, slot loyalty programs and convenience. In addition, our competitors may offer amenities that our properties may not have. Our competitors may also have less debt than we do, which may allow them to be able to react more quickly than we can to changes in their gaming market and the gaming industry.

Diamond Jo. The Diamond Jo’s principal competition is the only other licensed gaming facility in Dubuque, the Dubuque Greyhound Park (the “DGP”). The DGP is located approximately three miles north of the Port of Dubuque and offers slot machines, live and simulcast greyhound racing and, on a limited basis, simulcast horse racing. In May 2005, DGP expanded its facility to include 1,000 slot machines. In February 2006, DGP replaced 82 slot machines with video poker and March 2006 added 16 table games and 4 poker tables. In addition, a group of private investors opened a hotel adjacent to the DGP in October 2005. The DGP is owned and operated by the Dubuque Racing Association, or DRA. As a not-for-profit organization, the DRA distributes a percentage of its cash flow to the City of Dubuque and local charities.

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

The Iowa Racing and Gaming Commission rescinded its rule limiting riverboat gaming licenses in Iowa and in May 2005 granted four new gaming licenses (including ours in Worth County). The closest of these licensees to the Diamond Jo is one located in Waterloo, Iowa. As this location is over 100 miles away from the Diamond Jo, we believe that the opening of this facility, which is scheduled to open in summer 2007, will not have a significant impact on our Dubuque operations.

The Dubuque gaming market borders other neighboring gaming markets, including:

(1)                                  Elgin and Aurora, Illinois to the east;

(2)                                  Marquette, Iowa and Native American gaming in Wisconsin and Minnesota to the north;

(3)                                  Riverside, Iowa and Native American gaming in Tama, Iowa to the west; and

(4)                                  Clinton, Iowa and the Quad Cities (Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois) to the south.

We believe that the Diamond Jo competes only indirectly with gaming facilities in these neighboring markets. Illinois enacted legislation providing for dockside gaming in 1999. Illinois limits the number of dockside gaming licenses to 10. Nine of the 10 licenses have already been issued. The tenth license is currently pending.

Evangeline Downs. The nearest competitor to Evangeline Downs is a Native American casino located approximately 50 miles to the north of the racino, including several miles off the highway in Marksville, Louisiana. Beyond that, patrons in Lafayette need to drive approximately 50 miles to reach riverboat casinos in Baton Rouge and approximately 70 miles to reach riverboat casinos in Lake Charles and a Native American casino in Kinder. Because our competition in Marksville is situated more than 20 miles off the highway, we believe that patrons of the Marksville casino may find the ease of highway access to our racino more convenient.

Louisiana law currently places limitations on the number and types of gaming facilities that may operate in the state. Currently, there are only four horse racetracks in Louisiana with licenses to conduct live racing. Under the Pari-Mutuel Act, each of the four horse racetracks (including our racino) is permitted to install slot machines at its facilities. The horse racetrack nearest to the racino site that is allowed to have gaming operations is located in Vinton, Louisiana, near Lake Charles, which is over 100 miles away from the racino. In addition, current Louisiana law permits only 15 riverboat gaming licenses, all of which have currently been awarded. Also, under current Louisiana law, the only non-Native American land-based casino permitted to operate in the state is the land-based casino currently operating in New Orleans, over 100 miles from Lafayette. Native American gaming facilities operate pursuant to compacts with the State of Louisiana. There currently are only four federally-recognized Native American tribes in Louisiana and only three Native American casinos currently operating in Louisiana, the closest being in Marksville, which is approximately 50 miles from the racino site. The fourth tribe, which to our knowledge currently does not have a compact with the State of Louisiana, has proposed to develop a casino in DeSoto Parish, over 150 miles from the racino.

In August 2005 Hurricane Katrina hit southern Louisiana causing much of the New Orleans and surrounding area’s population to move north toward Lafayette. In September 2005, Hurricane Rita hit southwest Louisiana and caused the closure of many of Evangeline Downs’ competitors. This surge in local population, coupled with the temporary reduction in competition, helped improve operations at Evangeline Downs during the fourth quarter of 2005 and the early part of 2006 and gave Evangeline Downs the opportunity to generate new customers and grow its player database.

Diamond Jo Worth. Diamond Jo Worth’s primary competition is the Native American gaming operations in Minnesota, the closest being approximately 110 miles from the Diamond Jo Worth casino. In addition, a new casino in Emmetsburg, Iowa, approximately 90 miles from Diamond Jo Worth casino, commenced operations in June 2006.  As noted above, a new casino located in Waterloo, IA is scheduled to open in the summer of 2007.  Waterloo, IA is approximately 120 miles from the Diamond Jo Worth casino.

Employees

We maintain a staff of approximately 290 to 320 full-time equivalent employees at the Diamond Jo, a staff of approximately 600 to 675 full-time equivalent employees at Evangeline Downs and a staff of approximately 280 to 330 full-time equivalent employees at the Diamond Jo Worth, depending upon the time of the year. None of our employees are covered by a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage, and believe we maintain good relations with our employees.

Agreements with the City of Dubuque, Iowa

During 2005, DJL entered into an agreement with the City of Dubuque which provides for, among other things, the following:

•                  The extension of the lease of real property around the Diamond Jo through 2018. The current lease calls for lease payments of $25,000 annually through 2008. Effective January 1, 2009, the lease payments increase to $250,000 annually. If at any time DJL elects to move its operations to a barge facility, the lease payments increase to $500,000 annually. However, under DJL’s operating agreement with the DRA, the DRA is required to reimburse DJL for all lease payments paid to the city as described in this paragraph; and

•                  The option for DJL to build a barge facility within the Port of Dubuque (which is where the Diamond Jo is currently docked).

On February 5, 2007, DJL entered into the Port of Dubuque Public Parking Facility Development Agreement (“Development Agreement”) with the City of Dubuque.  The Development Agreement provides for, among other things, the design, development, construction and financing of a public parking facility to be located adjacent to DJL’s proposed casino development in the Port of Dubuque, City of Dubuque.  It is anticipated that the City of Dubuque will award to a third party a construction contract to construct the parking facility no later than December 31, 2007.  The parking facility, which will be owned by the City of Dubuque, will provide free parking to the general public and contain approximately 1,200 parking spaces.  The Development Agreement requires that DJL construct its casino development to consist of not less than 140,000 square feet and at a cost of at least $45 million.  The Development Agreement provides that the parking facility will be financed by an initial payment of not less than $6.4 million by DJL to the City of Dubuque with the remainder of the cost being financed via tax increment finance bonds that will be issued by the City of Dubuque and paid off with the tax incremental revenue generated by the new DJL casino development.  As part of the Development Agreement, DJL is required to enter into a minimum assessment agreement for its new casino development and to pay the operating costs of the parking facility, including the cost of operation, security, repair and maintenance.  Additionally, DJL is obligated to pay to the City of Dubuque for the life of the parking facility an amount equal to $80 per parking space, per year (subject to adjustments based on increases in a stated consumer price index) which amount will be held in a sinking fund and used to satisfy the capital maintenance requirements for the parking facility.  The Development Agreement also provides that DJL will enter into a maintenance service agreement with the City of Dubuque to provide operation, maintenance, security and other services for the parking facility.

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

Iowa Riverboat Gaming Regulation

Our Diamond Jo and Diamond Jo Worth operations are subject to Chapter 99F of the Iowa Code and the regulations promulgated under that Chapter and the licensing and regulatory control of the Iowa Racing and Gaming Commission. Our license is subject to annual renewal.

Under Iowa law, the legal age for gaming is 21, and wagering on a “gambling game” is legal when conducted by a licensee on an “excursion gambling boat.” An “excursion gambling boat” is an excursion boat or moored barge and a “gambling game” is any game of chance authorized by the Iowa Racing and Gaming Commission. Permanent dockside casino gaming was recently authorized by the Iowa Legislature.

The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” A “qualified sponsoring organization” is defined as a nonprofit corporation organized under Iowa law, whether or not exempt from federal taxation, or a person or association that can show to the satisfaction of the Iowa Racing and Gaming Commission that the person or association is eligible for exemption from federal income taxation under Sections 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal Revenue Code. Such nonprofit corporation may operate the riverboat itself, or it may enter into an agreement with another boat operator to operate the riverboat on its behalf. A boat operator must be approved and licensed by the Iowa Racing and Gaming Commission. DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and has served as the “qualified sponsoring organization” of the Diamond Jo since March 18, 1993. DRA subsequently entered into the DRA Operating Agreement with Greater Dubuque Riverboat Entertainment Company, the previous owner and operator of the Diamond Jo, authorizing Greater Dubuque Riverboat Entertainment Company to operate riverboat gaming operations in Dubuque. The DRA Operating Agreement was approved by the Iowa Racing and Gaming Commission on March 18, 1993. The term of the DRA Operating Agreement expires on December 31, 2018. We assumed the rights and obligations of Greater Dubuque Riverboat Entertainment Company under the DRA Operating Agreement.

During 2005, DJL’s operating agreement with the DRA (who holds a joint gambling license with DJL to conduct gambling games under Iowa law) was amended to provide for, among other things, the following:

•                  the authorization of the DRA to operate up to 1,000 slot machines and up to 20 table games at the DGP;

•                  the extension of the operating agreement through December 31, 2018;

•                  from February 2006 (the date that DGP commenced operation of table games) through August 31, 2006 (the date a competing casino facility opened to the public in Riverside, Iowa),  DRA was contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions. Beginning September 1, 2006 and continuing until the earlier of (i) DJL’s commencement of operations as a barge facility or (ii) December 31, 2008, DRA is contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts above a 7% decline from the base period and subject to a maximum 21% decline and certain payment deferral conditions; and

•                  a requirement that DJL continue to pay to the DRA the sum of $.50 for each patron admitted on the boat through 2008. During 2006, 2005 and 2004, these payments approximated $0.4 million, $0.5 million and $0.5 million, respectively. Commencing January 1, 2009, DJL is obligated pay to the DRA 3% of DJL’s adjusted gross receipts. If however, DJL elects to move its operations to a barge facility, upon commencement of operations as a barge facility, DJL will be required to pay to the DRA 4.5% of DJL’s adjusted gross receipts.

During 2006, DJL recorded other revenue of approximately $1.6 million related to this agreement, of which $1.2 million has been recorded as a long-term receivable and is in included in deposits and other assets on the Company’s balance sheet.

In a separate agreement with the City of Dubuque, we extended our leases for real property, including various parking lots around the casino, through December 2018.

The Worth County Development Authority (“WCDA”), a not-for-profit corporation, was organized on July 14, 2003 for the purpose of serving as a qualified sponsoring organization for a gaming license to be held in Worth County, Iowa. Pursuant to an operator’s agreement with the WCDA, DJW is entitled to own and operate an excursion gambling boat in Worth County, Iowa. The “qualified sponsoring organization” for DJW, WCDA receives 5.76% of DJW’s adjusted gross receipts. In 2006, DJW expensed $2.8 million under this agreement.  The operating agreement with the WCDA expires on March 31, 2015, but is subject to automatic three year renewal periods.

Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming. The electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming on May 17, 1994 by referendum, with 80% of the electorate voting in favor of gaming conducted by the Diamond Jo. The electorate of Worth County, Iowa, approved gaming on June 24, 2003 by referendum, including gaming conducted by Diamond Jo Worth, with 75% of the electorate voting in favor. In addition, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such a referendum took place for Diamond Jo on November 5, 2002 with 79% of the electorate voting on the proposition favoring continued gaming on riverboats in Dubuque County. The next referendum is scheduled for 2010. If any reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier non-renewal or revocation under Iowa law and regulations applicable to all licenses.

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

Substantially all of DJL’s and DJW’s material transactions are subject to review and approval by the Iowa Racing and Gaming Commission. All contracts or business arrangements, verbal or written, with any related party or in which the term exceeds three years or the total value of the contract exceeds $100,000 are agreements that qualify for submission to and approval by the Iowa Racing and Gaming Commission subject to certain limited exceptions. The agreement must be submitted within 30 days of execution and approval must be obtained prior to implementation unless the agreement contains a written clause stating that the agreement is subject to commission approval. Additionally, contracts negotiated between the Diamond Jo or Diamond Jo Worth and a related party must be accompanied by economic and qualitative justification.

We must submit detailed financial, operating and other reports to the Iowa Racing and Gaming Commission. We must file weekly gaming reports indicating adjusted gross receipts received from gambling games. Additionally, we must file annual financial statements covering all financial activities related to our operations for each fiscal year. We must also keep detailed records regarding our equity structure and owners.

Iowa has a graduated wagering tax on riverboat gambling equal to 5% of the first one million dollars of adjusted gross receipts, 10% on the next two million dollars of adjusted gross receipts and 22% on adjusted gross receipts of more than three million dollars. In addition, Iowa riverboats share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa. For the fiscal year ended December 31, 2006, DJL’s and DJW’s share of such expenses were approximately $0.7 million and $0.5 million, respectively. Further, DJL pays to the City of Dubuque a fee equal to $.50 per passenger.

In accordance with legislation passed in 2004, all excursion gambling boat licensees, including DJL, were assessed an amount based on the licensee’s adjusted gross receipts to be deposited into the Rebuild Iowa Infrastructure Fund. DJL’s total assessment was $2.1 million, which was paid in two equal payments of $1.05 million on May 2005 and May 2006, respectively. DJL recorded the payments as a long term deposit on its consolidated balance sheet. Beginning in July 2010, we may offset gaming taxes in an amount equal to 20% of the total assessment in each of the succeeding five fiscal years thereafter. DJW was not included in this assessment as it was not licensed at the time of the assessment.

In connection with obtaining its gaming license, DJW is required to pay under an executory agreement a license fee of $5.0 million payable in five equal annual installments of $1.0 million. DJW paid the first two installments in June 2005 and May 2006 with the remaining installments due in May 2007 and each May thereafter through 2009.

If the Iowa Racing and Gaming Commission decides that a gaming law or regulation has been violated, the Iowa Racing and Gaming Commission has the power to assess fines, revoke or suspend licenses or to take any other action as may be reasonable or appropriate to enforce the gaming rules and regulations. In addition, renewal is subject to, among other things, continued satisfaction of suitability requirements.

We are required to notify the Iowa Racing and Gaming Commission as to the identity of, and may be required to submit background information regarding, each director, corporate officer and owner, partner, joint venture, trustee or any other person who has a beneficial interest of five percent or more, direct or indirect, in DJL or DJW. The Iowa Racing and Gaming Commission may also request that we provide them with a list of persons holding beneficial ownership interests in DJL or DJW of less than five percent. For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The Iowa Racing and Gaming Commission may limit, make conditional, suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest is found to be ineligible as a result of want of character, moral fitness, financial responsibility, or professional qualifications or due to failure to meet other criteria employed by the Iowa Racing and Gaming Commission.

If any gaming authority, including the Iowa Racing and Gaming Commission, requires any person, including a holder of record or beneficial owner of securities, to be licensed, qualified or found suitable, the person must apply for a license, qualification or finding of suitability within the time period specified by the gaming authority. The person would be required to pay all costs of obtaining the license, qualification or finding of suitability. If a holder of record or beneficial owner of any of the Company’s 8 3/4% senior secured notes due 2012 (the “Peninsula Gaming Notes”), DJW’s 11% senior secured notes due 2012 (the “DJW Notes”), or any membership interest in PGL, PGP, DJL or DJW is required to be licensed, qualified or found suitable and is not licensed, qualified or found suitable by such gaming authority within the applicable time period, the Peninsula Gaming Notes, DJW Notes, or membership interests, as the case may be, would be subject to regulatory redemption procedures.

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

The Pari-Mutuel Act allows only one facility in each of St. Landry Parish, Bossier Parish, Calcasieu Parish and Orleans Parish to be licensed to operate slot machines at a live horse racing facility. OED is presently the only “eligible facility” in St. Landry Parish under the Pari-Mutuel Act. The Pari-Mutuel Act requires (among other things) that two conditions be met prior to the opening and operation of a slot machine casino at a live-racing venue. First, a parish-wide referendum must approve the operation. In 1997, voters in St. Landry Parish voted to approve the slot machine casino at the racino site. Secondly, the Pari-Mutuel Act requires that an appropriate tax be levied on the slot machine operation. In 2000, an 18.5% license tax was levied upon taxable net slot machine proceeds. Therefore, we believe that both of the conditions required by the Pari-Mutuel Act have been met with respect to the racino at our site in Opelousas within St. Landry Parish.

The Pari-Mutuel Act also provides that the “designated gaming space” in any eligible facility cannot exceed 15,000 square feet, that the licensee will not allow underage gaming and that notice of toll-free telephone assistance for compulsive gamblers will be posted at the facility. OED currently complies with these requirements.

The Pari-Mutuel Act requires that licensees supplement horse racing purses and pay certain other fees from slot machine proceeds. The Pari-Mutuel Act also levies taxes on the net slot machine proceeds. Licensees must pay 15% of gross slot machine proceeds to supplement purses at their facilities, pay 2% to the Louisiana Thoroughbred Breeders Association and also pay 1% to the Louisiana Quarter Horse Breeders Association. In addition to these payments, we will pay 18.5% of the net slot machine proceeds (net of the payments described above) as state taxes and 4% as local taxes. The effective rate of total taxes and fees is therefore approximately 36.5% of our adjusted gross slot revenue. Additionally, we also pay $0.25 for each patron who attends a live race at our horse racetrack, enters the racino during non-racing season, from the hours of noon to midnight, Thursday through Monday, or enters any one of our OTBs.

To remain an “eligible facility” under the Pari-Mutuel Act, each year we must, among other things, have a minimum of 80 live racing days in a consecutive 20-week period.

The Louisiana State Gaming Control Board

In 1996, Louisiana created the Louisiana Gaming Control Board, which was granted all of the regulatory authority, control and jurisdiction to license and monitor gaming facilities in Louisiana, including our racino. To receive a gaming license an applicant and its management must apply to the Louisiana Gaming Control Board and be investigated by the Louisiana State Police prior to licensing. The Louisiana Gaming Control Board and Louisiana State Police must determine that the applicant is suitable to conduct the gaming operations, including that the applicant (and its owners, officers, directors and key employees) is of good character, honesty and integrity, that its prior activities, reputation and associations pose no threat to the public interest or to the effective regulation of the industry and that the applicant is capable of conducting the operation of the slot machine facility. The Louisiana Gaming Control Board must also determine that the applicant has adequate financing from a source suitable and acceptable to the Louisiana Gaming Control Board.

The applicant for a gaming license, its directors, officers, key personnel, partners, and persons holding a 5% or greater equity or economic interest in the applicant will be required to be found suitable by the Louisiana Gaming Control Board. To receive a license the applicant must file an extensive application with the Louisiana Gaming Control Board, disclosing personal, financial, criminal, business and other information. The applicant is required to pay all costs of investigation. An application for a finding of suitability of a person may be denied for any cause deemed reasonable by the Louisiana Gaming Control Board. Any other person who is found to have a material relationship to or a material involvement with a gaming company also may be required to be investigated in order to be found suitable or be licensed as a business associate of an applicant. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of a gaming company may be deemed to have such a relationship or involvement.

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

OED’s gaming license authorizes the use of 15,000 square feet of designated gaming space. OED submitted for approval its current layout for the casino, which incorporates 1,627 slot machines. OED’s layout was approved based on the type of machines, which were all upright machines. Should OED change the manufacturer, type and/or design of its slot machines, it must once again seek and obtain approval of both the Louisiana State Police and go before the Louisiana Gaming Control Board to obtain approval for the new machines. Once any new machines are installed, they must be inspected by regulators and tested prior to the approval of their operation. The moving of the machines within the approved gaming area also requires the approval of the Louisiana State Police with oversight of the Louisiana Gaming Control Board.

To maintain our gaming license, each year we must remain an “eligible facility” under the Pari-Mutuel Act. This means that we must, among other things, have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the new horse racetrack and must be a licensed racing association.

Although we have obtained our license to conduct slot machine operations, we continue to be subject to ongoing monitoring and compliance requirements by the Louisiana Gaming Control Board and the Louisiana State Police. We have obtained from the Louisiana Gaming Control Board a video draw poker establishment license and owner device license. The video draw poker establishment license allows us to operate video draw poker devices at our approved OTB locations but not the racino, and the owner device license allows us to own those machines. Regulations require us to comply with rigorous accounting and operating procedures, including the submission of detailed financial and operating reports. Our accounting records must include accurate, complete and permanent records of all transactions pertaining to revenue. Detailed ownership records must be kept on site available for inspection. All records must be retained for a period of five years. Audited financial statements are required to be submitted to the Louisiana State Police. Internal controls have been approved and in place beginning the first day of operation. These controls include handling of cash, tips and gratuities, slot operations, and count room procedures and management information systems. Each licensed facility is required by the Louisiana Gaming Control Board to maintain cash or cash equivalent amounts on site sufficient to protect patrons against defaults in gaming debts owed by the licensee. In addition, licensees are subject to currency transaction reporting regulations.

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

The Louisiana Gaming Control Board retains the power to suspend, revoke, condition, limit or restrict our license to conduct slot machine operations as a sanction for violating licensing terms or for any cause they deem reasonable. In addition, monetary fines for violations may be levied against us, and our gaming operation revenues may be forfeited to the state under certain circumstances. Initial enforcement actions against a licensee are brought by the Louisiana State Police and are heard before an administrative law judge to whom the Louisiana Gaming Control Board has delegated decision making power. Either party may appeal the ruling of the administrative law judge before the full Louisiana Gaming Control Board. Either party may further appeal the ruling of the Louisiana Gaming Control Board in state court. The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the regulatory authorities and may be amended. Any changes in such laws or regulations, or their current interpretations, could have a material adverse effect on our business, financial condition, results of operations and ability to meet our payment obligations under the Peninsula Gaming Notes and our other indebtedness.

The Louisiana Gaming Control Board has broad regulatory power over securities issuances and incurrence of indebtedness by gaming facilities. Substantially all loans, leases, private sales of securities, extensions of credit, refinancings and similar financing transactions entered into by a licensee must be approved by the Louisiana Gaming Control Board. Pursuant to a letter dated January 31, 2003, the Louisiana Gaming Control Board exempted the offering of the Peninsula Gaming Notes (as defined herein) from any requirement for prior approval by the Louisiana Gaming Control Board. However, at any time, any holder of the Peninsula Gaming Notes may be called before the Louisiana Gaming Control Board to undergo a suitability investigation in the event the Louisiana Gaming Control Board determines that such holder exercises a material influence over us or our operations.

At any time the Louisiana Gaming Control Board may investigate and require the finding of suitability of any shareholder or beneficial shareholder (and if the shareholder is a corporate or partnership entity, then the shareholders or partners of the entity), officer, partner, member, manager or director of a licensee if the Louisiana Gaming Control Board believes such holder exercises a material influence over the licensee. Furthermore, all holders of more than a 5% interest in the licensee, or proposed purchasers of more than a 5% interest are automatically investigated and are required to submit to suitability requirements of the Louisiana Gaming Control Board. Any sale or transfer of more than a 5% interest in any gaming licensee is subject to the approval of the Louisiana Gaming Control Board.

If the Louisiana Gaming Control Board finds that any security holder or proposed security holder, including a holder of our debt securities or the debt securities of our subsidiaries, is not qualified pursuant to existing laws, rules and regulations, and if as a result it determines that the licensee is no longer qualified to continue as a licensee, it can propose action necessary to protect the public interest, including the suspension or revocation of a license or permit. It may also issue, under penalty of revocation of license, a condition of disqualification naming the person and declaring that such person may not (a) receive dividends or interest on securities of the licensee, (b) exercise any right conferred by securities of the licensee, (c) receive remuneration or any other economic benefit from the licensee or (d) continue in an ownership or economic interest in the licensee or remain as a director, partner, officer, or manager of the licensee. A security issued by a licensee must generally disclose these restrictions.

Louisiana State Racing Commission

Pari-mutuel betting and the conducting of live horse race meets in Louisiana are strictly regulated by the Louisiana State Racing Commission, which was created pursuant to the Horse Racing Act. The Louisiana Racing Commission is comprised of ten members. In order to be approved to conduct a live race meet and to operate pari-mutuel wagering (including off-track betting), an applicant must show, among other things: (i) racing experience; (ii) financial qualifications; (iii) moral and financial qualifications of applicant and applicant’s partners, officers and officials; (iv) the expected effect on the breeding and horse industry; and (v) the expected effect on the State’s economy.

In 2000, we received from the Louisiana State Racing Commission a license to conduct live race meets and to operate pari-mutuel wagering at our prior facility. The initial term of this license is ten years subject to renewal in 2010. On December 19, 2002, we received approval to transfer our operations under our license from Lafayette Parish to St. Landry Parish upon completion of our new horse racetrack. As a condition to the approval of our racing license, we are required to offer pari-mutuel wagering in the defined casino gaming space at the time we begin conducting slot machine gaming. Our racino includes monitors and other equipment to facilitate live and simulcast wagering within the casino area in compliance with this condition.

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

Federal Regulation of Slot Machines

We are required to make annual filings with the United States Attorney General in connection with the sale, distribution or operation of slot machines. We are currently in compliance with such filing requirements.

Potential Changes in Tax and Regulatory Requirements

In the past, federal and state legislators and officials have proposed changes in tax law, or in the administration of the laws, affecting the gaming industry. Regulatory commissions and state legislatures sometimes consider limitations on the expansion of gaming in jurisdictions where we operate and other changes in gaming laws and regulations. Proposals at the national level have included a federal gaming tax, an increase in the federal minimum wage rate and limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. It is not possible to determine with certainty the likelihood of possible changes in tax or other laws or in the administration of the laws. The changes, if adopted, could have a material adverse effect on our financial results.

Liquor Regulations

The sale of alcoholic beverages by us in Iowa is subject to the licensing, control and regulation by liquor agencies, which include the City of Dubuque, City of Northwood and the Alcohol Beverage Control Division of the Iowa Department of Commerce. The applicable Iowa liquor laws allow the sale of liquor during legal hours which are Monday through Saturday from 6 a.m. to 2 a.m. the next day and Sunday from 8 a.m. to 2 a.m. on Monday. Subject to few exceptions, all persons who have a financial interest in us, by ownership, loan or otherwise, must be disclosed in an application filed with, and are subject to investigation by, Iowa’s liquor agencies. Persons who have a direct or indirect interest in any Iowa liquor license, other than hotel or restaurant liquor licenses, may be prohibited from purchasing or holding our Peninsula Gaming or DJW Notes (as defined herein). All licenses are subject to annual renewal, are revocable and are not transferable. The liquor agencies have the full power to limit, condition, suspend or revoke any license or to place a liquor licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the operations of our business. Many of our owners, officers and managers must be investigated by the liquor agencies in connection with our liquor permits. Changes in licensed positions must be approved by the liquor agencies.

The sale of alcoholic beverages by us in Louisiana is subject to the licensing, control and regulation by the State of Louisiana, Department of Revenue, Office of Alcohol and Tobacco Control, as well as the cities of Opelousas, New Iberia, and Eunice, and the parishes of West Baton Rouge, Iberia, St. Landry and St. Martin.  The applicable liquor laws in the city of Opelousas where the racino is located allow the sale of liquor 24 hours a day, 7 days a week.

United States Coast Guard

The Diamond Jo was previously regulated by the United States Coast Guard, whose regulations affected boat design and stipulated on-board facilities, equipment and personnel, including requirements that each vessel be operated by a minimum complement of licensed personnel, in addition to restricting the number of persons who can be aboard the boat at any one time. Our riverboat was required to hold a Certificate of Inspection (“COI”) and a Certificate of Documentation from the United States Coast Guard. Loss of the COI would have precluded our use of the Diamond Jo as an operating riverboat. In addition, the riverboat was subject to United States Coast Guard regulations requiring periodic hull inspections.

Due to changes in Iowa law, we may operate a gaming vessel that is not required to cruise without a COI. We have received our Permanently Moored Vessel (“PMV”) permit from the United States Army Corp of Engineers and have given up our COI. On November 25, 2005, the United States Coast Guard approved our PMV status, which took effect on November 28, 2005.

Now that we have transitioned to PMV status, we are regulated by the Iowa Department of Natural Resources (IDNR). The IDNR has regulatory oversight over many of the issues previously controlled by the United States Coast Guard.

The St. Louis Marine Safety Office (“MSO”) will re-evaluate risks to the PMV every two years or sooner if there is, among other factors, a change of traffic or local conditions. In addition, St. Louis MSO personnel will also periodically visit the site to ensure that the vessel is being maintained in satisfactory condition. If during one of these periodic reviews, the vessel is found to be poorly maintained or to present an unreasonable risk to the safety and/or security of the public, the MSO may reconsider the vessel’s PMV status. We believe that the Diamond Jo is currently compliant with MSO regulations required to maintain its PMV status.

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

Seasonality and Inflation

Our operations are subject to seasonal fluctuations. Our Iowa operations are typically weaker from November through February as a result of adverse weather conditions, and are typically stronger from March through October. Our Louisiana operations are also subject to seasonal fluctuations. Our horse racing operations are usually stronger during live racing season which generally runs from February through October. In general, our payroll and general and administrative expenses are affected by inflation. Although inflation has not had a material effect on our business to date, we could experience more significant effects of inflation in future periods.

ITEM 1A.                                          RISK FACTORS

Future Operating Performance —Our future operating performance could be adversely affected by disruptions and reduced patronage of our properties as a result of economic and other business factors.

Our future operating performance could be adversely affected by disruptions and reduced patronage of our properties as a result of economic and other business factors. The impact of these factors will be more significant to us than it would be to a more diversified gaming company or to a gaming company that does not depend on seasonal earnings from racing. Any or all of our properties could be completely or partially closed due to, among other things, severe weather, casualty, mechanical failure, including the failure of our slot machines, physical damage or extended or extraordinary maintenance or inspection. Severe weather may also cause the closure of highways which provide access to our properties and could reduce the number of people visiting these facilities. In addition, to maintain our gaming license for our racino, we must have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the new racetrack, and poor weather conditions may make it difficult for us to comply with this requirement. Although we maintain insurance policies, insurance proceeds may not adequately compensate us for all economic consequences of any such event.

We are also vulnerable to any adverse changes in general political, financial and economic conditions (including as a result of international conflict) and any negative economic, competitive, demographic or other conditions affecting the States of Iowa and Louisiana, the cities of Dubuque and Northwood, Iowa, and Opelousas, Louisiana and the surrounding areas from which we expect to attract patrons. If the economy of any of these areas suffers a downturn or if any of these areas’ larger employers lay off workers, we may be adversely affected by the decline in disposable income of affected consumers. Any of the foregoing factors could limit or result in a decrease in the number of patrons at any of our properties or a decrease in the amount that patrons are willing to wager.

Debt — Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under our senior credit facilities, the Peninsula Gaming Notes and DJW Notes.

As of December 31, 2006, we had approximately $368.6 million of total debt outstanding. Our significant indebtedness could have important consequences such as:

•                  limiting our ability to obtain additional financing to fund our working capital requirements, capital expenditures, debt service, costs to complete the various development projects at DJL, DJW, and OED and general corporate or other obligations;

•                  limiting our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make principal and interest payments on our indebtedness;

•                  increasing our interest expense if there is a rise in interest rates, because a portion of our borrowings are under our senior credit facilities and, as such, we will have interest rate periods with short-term durations (typically 30 to 180 days) that require ongoing refunding at the then current rates of interest;

•                  causing our failure to comply with the financial and restrictive covenants contained in the indentures that govern the Peninsula Gaming Notes and the DJW Notes and our senior credit facilities, which could cause a default under those instruments and which, if not cured or waived, could have a material adverse effect on us;

•                  placing us at a competitive disadvantage to our competitors who may not be as highly leveraged; and

•                  increasing our vulnerability to and limiting our ability to react to changing market conditions, changes in our industry and economic downturns.

Any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations.  In addition, we have the capacity to issue additional indebtedness, including the ability to incur additional indebtedness under the revolving portion of our senior credit facilities, subject to the limitations imposed by the agreements covering our indebtedness.

Failure to Complete Construction Projects on Time and Within Budget - If we fail to complete construction projects on time and within budget, it could have a material adverse effect on our business.

We are currently planning: (i) to construct a new gaming facility at DJL and to work with the City of Dubuque to construct a nearby parking garage and water treatment facility, (ii) to expand our casino facility at DJW, and (iii) to expand our Henderson OTB at OED. In addition, we are currently evaluating our options regarding the proposed development and construction of a hotel and event center contiguous at OED.

There can be no assurance that we will complete these construction projects on time or within  budget.  Construction projects are subject to development and construction risks, any of which could cause unanticipated costs increases and delays.  Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control.  Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Unexpected  changes or concession  required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled opening of our expanded casino.

While we believe that the budgets for our various development projects are reasonable, these development and other costs are estimates and actual costs may be higher than expected.  For example, a delay in the commencement of construction beyond the scheduled commencement date may increase the overall budget for any of the projects and under certain circumstances we may be responsible for the increased costs.  In particular, our guaranteed maximum price construction contract with Henkel Construction Company related to our expansion project at DJW covers approximately $13 million of the construction costs for such project. We are responsible for the costs with respect to the remaining approximately $20 million of budgeted components that are not part of the guaranteed maximum price contract.  While we may in the future enter into other agreements that may seek to limit our exposure to increases in costs related to each of our development projects, the actual costs for these items may exceed budgeted costs.

If cash flow from operations or the amounts we have raised through financing are not sufficient, or if actual construction costs exceed expected amounts,  we would be required to seek additional financing, modify our construction plans or use cash from operations that would otherwise be used for other purposes (including servicing our indebtedness).  There can be no assurances that these alternatives would be available or that they would not have a material adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other indebtedness.

Restrictive Covenants - The indenture governing the Peninsula Gaming Notes and DJW Notes and our senior secured credit facilities contain covenants that significantly restrict our operations.

The indenture governing the Peninsula Gaming Notes and DJW Notes and the agreements governing our senior secured credit facilities contain, and any other future debt agreements may contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business. These covenants place restrictions on our ability and the ability of our subsidiaries to, among other things:

•                  pay dividends or make other distributions or restricted payments to PGP;

•                  redeem stock;

•                  incur indebtedness or issue preferred membership interests;

•                  make certain investments;

•                  create liens;

•                  agree to payment restrictions affecting the subsidiary guarantors;

•                  consolidate or merge;

•                  sell or otherwise transfer or dispose of assets, including equity interests of our restricted subsidiaries;

•                  enter into transactions with our affiliates;

•                  designate our subsidiaries as unrestricted subsidiaries; and

•                  use the proceeds of permitted sales of our assets.

Our PGL Credit Facility limits DJL’s and OED’s ability to pay dividends, make loans and distributions to PGL and DJW and also requires DJL and OED to meet, among other things, certain minimum EBITDA and maximum capital expenditure requirements. Our indenture governing the DJW Notes also limits DJW’s ability to make loans and distributions to PGL. Due to these limitations on the payment of dividends, making loans and other distributions, PGL may not, on its own, be able to satisfy its obligations under the Peninsula Gaming Notes, which obligations must therefore be satisfied by DJL, co-issuer of the Peninsula Gaming Notes, and OED, guarantor of the Peninsula Gaming Notes. In addition, due to the limitations discussed above, DJW may not be able to receive dividends or distributions from PGL or any of its restricted subsidiaries to help satisfy its obligations under the DJW Notes or DJW Credit Facility.  Non-compliance with the financial ratios and tests contained in our debt agreements may adversely affect our ability to incur more debt, adequately finance our operations or capital needs in the future or to pursue attractive business opportunities that may arise in the future. Our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be adversely affected by our operations and by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default under the notes and our other indebtedness.

History of Net Losses —We have had net losses in recent years and may experience net losses in the future.

We had net losses in 2005 and 2004 of $3.4 million and $45.1 million, respectively. Of the $45.1 million net loss in 2004, $37.6 million related to loss on early retirement of debt. As we continue to execute our business strategy, we may experience net losses in the future, which could have an adverse effect on our business, prospects, financial condition, and results of operations.

Licensing —If we fail to meet the minimum live racing day requirements, our gaming license with respect to the racino will be canceled and all slot machine gaming at the racino must cease.

Louisiana gaming regulations and our gaming license require that we, among other things, have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the horse racetrack. Live racing days typically vary in number from year to year and are based on a number of factors, many of which are beyond our control, including the number of suitable race horses and the occurrence of severe weather. If we fail to have the minimum number of live racing days, our gaming license with respect to the racino may be canceled, and the casino will be required to cease operations. Any cessation of our operation would have a material adverse affect on our business, prospects, financial condition, and results of operations.

Reauthorization of Gaming in Iowa —The Dubuque County and Worth County electorate must vote in 2010 and every eight years thereafter whether to continue to allow riverboat gaming in Dubuque County and Worth County, Iowa. If riverboat gaming is discontinued, it is unlikely that DJL or DJW will be able to conduct its gaming operations.

Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming, and a reauthorization referendum requiring majority approval must be held every eight years. On November 5, 2002, the electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming by approximately 79% of the votes cast. On June 24, 2003, Worth County, Iowa approved gaming in the county by approximately 75% of the votes cast. If any reauthorization referendum is defeated in either Dubuque or Worth County, it is unlikely that DJL or DJW, respectively, would be able to conduct gaming operations, and, in that case, we may not be able to continue to service our indebtedness, including the Peninsula Gaming and

DJW Notes.

Liquor Regulation —Revocation of any of our liquor licenses, which are subject to extensive regulation, could have a material adverse effect on our gaming operations.

The sale of alcoholic beverages at our properties is subject to licensing, control and regulation by state and local agencies in Iowa and Louisiana. Subject to limited exceptions, all persons who have a financial interest in DJL, OED, PGL, or DJW by ownership, loan or otherwise, must be disclosed in an application filed with, and are subject to investigation by, Iowa and Louisiana liquor agencies. All liquor licenses are subject to annual renewal, are revocable and are not transferable. The liquor agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any disciplinary action with respect to any of our liquor licenses could, and any failure to renew or revocation of our liquor licenses would, have a material adverse effect on our business.

Competition —We face intense competition in our gaming markets and increased competition may have a material adverse effect on our business, financial condition and results of operations.

The gaming industry is intensely competitive. If our existing competitors expand and/or upgrade their facilities or operate more efficiently than we do, or new gaming firms enter the markets in which we operate, we could lose market share, our gaming markets could become saturated and new opportunities for expanding our business could become limited. As a result, increased competition could have a material adverse effect on our business, financial condition and results of operations.

In Dubuque, Iowa, we face competition primarily from the DGP, which possesses several competitive strengths. The DGP offers some amenities that Diamond Jo does not have, including live and simulcast greyhound racing, and, on a limited basis, simulcast horse racing. As a not-for-profit organization, the DGP has developed strong relationships with the local community and city officials by distributing a percentage of its cash-flow, through contributions, to the City of Dubuque and local charities. In May 2005, DGP expanded its facility to include 1,000 slot machines. In February 2006, DGP replaced 82 slot machines with video poker and in March 2006 added 16 table games and 4 poker tables. In addition, a group of private investors opened a hotel adjacent to the DGP in October 2005. The DGP is owned and operated by the Dubuque Racing Association, or DRA. Besides the DGP, we also currently face limited competition from other gaming facilities located approximately 60 to 120 miles from our operations. The Iowa Racing and Gaming Commission recently rescinded its rule limiting riverboat gaming licenses in Iowa and in May 2005 granted 4 new licenses (including ours in Worth County). The closest of these licenses to the Diamond Jo is one located in Waterloo, Iowa, approximately 70 miles to the west of Dubuque, which is expected to open in spring 2007.

Our primary competition at the new Diamond Jo Worth casino is from the Native American gaming operations in Minnesota, the closest being approximately 110 miles from the Diamond Jo Worth casino. In addition, a new casino in Emmetsburg, Iowa, located approximately 90 miles from Diamond Jo Worth casino, commenced operations in June 2006.  As noted above, a new casino located in Waterloo, Iowa is scheduled to open in the spring of 2007 and is located approximately 120 miles from our casino.  Our competitors may offer amenities that the Diamond Jo Worth casino will not have.

In Louisiana, the nearest competitor to Evangeline Downs is a Native American casino located approximately 50 miles to the south of Lafayette, including several miles off the highway in Marksville, Louisiana. We also face competition from several other casinos and pari-mutuel gaming facilities located 50 to 100 miles from our racino, including Native American casinos in Kinder, Louisiana, and riverboat casinos in Baton Rouge and Lake Charles, Louisiana. The nearest horse racetrack to our racino that is allowed to have gaming operations is located in Vinton, Louisiana. We also face competition from truck stop video poker parlors and OTBs in the areas surrounding Lafayette and Opelousas, Louisiana.

We could also face additional competition if Louisiana or any of the states bordering Iowa or Louisiana adopts laws authorizing new or additional gaming.

We also compete to some extent with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming, on- and off-track wagering, and other forms of entertainment, including motion pictures, sporting events and other recreational activities. It is possible that these secondary competitors could reduce the number of visitors to our facilities or the amount they are willing to wager, which could have a material adverse effect on our ability to generate revenue or maintain our profitability.

Increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to increase the attractiveness and add to the appeal of our facilities. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position could be materially adversely affected.

Governmental Regulation —Extensive gaming and racing-related regulation continuously impacts our operations and changes in such laws may have a material adverse effect on our operations by, among other things, prohibiting or limiting gaming in the jurisdictions in which we operate.

The ownership, management and operation of our gaming facilities are subject to extensive laws, regulations and ordinances which are administered by the Iowa Racing and Gaming Commission, the Louisiana State Gaming Control Board, the Louisiana State Racing Commission and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, in addition to regulations applicable to businesses generally. If current laws, regulations or interpretations thereof are modified, or if additional laws or regulations are adopted, it could have a material adverse effect on our business.

Legislative or administrative changes in applicable legal requirements, including legislation to prohibit casino gaming, have been proposed in the past. For example, in 1996, the State of Louisiana adopted a statute in connection with which votes were held locally where gaming operations were conducted and which, had the continuation of gaming been rejected by the voters, might have resulted in the termination of operations at the end of their current license terms. During the 1996 local gaming referendums, Lafayette Parish voted to disallow gaming in the Parish, whereas St. Landry Parish, the site of our racino, voted in favor of gaming. All parishes where riverboat gaming operations are currently conducted voted to continue riverboat gaming, but there can be no guarantee that similar referenda might not produce unfavorable results in the future. Proposals to amend or supplement the Louisiana Riverboat Economic Development and Gaming Control Act and the Pari-Mutuel Act also are frequently introduced in the Louisiana State legislature. In the 2001 session, a representative from Orleans Parish introduced a proposal to repeal the authority of horse racetracks in Calcasieu Parish (i.e., site of Delta Downs) and St. Landry Parish (i.e., site of our racino) to conduct slot machine gaming at such horse racetracks and to repeal the special taxing districts created for such purposes. If adopted, this proposal would have effectively prohibited us from operating the casino portion of our racino. In addition, the Louisiana legislature, from time to time, considers proposals to repeal the Pari-Mutuel Act.

Similarly, in Iowa, the county electorate must reauthorize gaming every eight years. See “Reauthorization of Gaming in Iowa.”

To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our properties owned by DJL, OED and DJW. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on us.

The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” Such “qualified sponsoring organizations” may operate the riverboat itself, subject to satisfying necessary licensing requirements, or it may enter into an agreement with a boat operator to operate the excursion gambling boat on its behalf. An operator must be approved and licensed by the Iowa Racing and Gaming Commission. The DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and, pursuant to the Amended DRA Operating Agreement, has served as the “qualified sponsoring organization” of the Diamond Jo since March 18, 1993. The term of the Amended DRA Operating Agreement expires on December 31, 2018. WCDA, pursuant to the WCDA Operating Agreement, will serve as the “qualified sponsoring organization” of Diamond Jo Worth. The term of the WCDA Operating Agreement expires on March 31, 2015 which is subject to automatic three year renewal periods. If the Amended DRA Operating Agreement or WCDA Operating Agreement were to terminate, or if the DRA or WCDA were to otherwise discontinue acting as our “qualified sponsoring organization” with respect to our operation of the Diamond Jo and Diamond Jo Worth, respectively, and we were unable to obtain a license from the Iowa Racing and Gaming Commission for an alternative “qualified sponsoring organization” to act on our behalf, we would no longer be able to continue our Diamond Jo or Diamond Jo Worth operations, which would materially and adversely affect our business, results of operations and cash flows.

Environmental Matters —We are subject to environmental laws and potential exposure to environmental liabilities. This may affect our ability to develop, sell or rent our property or to borrow money where such property is required to be used as collateral.

We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges to air and water, the generation, handling, management and disposal of petroleum products or hazardous substances or wastes, and the health and safety of our employees. Permits may be required for our operations and these permits are subject to renewal, modification and, in some cases, revocation. In addition, under environmental laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of some kinds of hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. In addition, as part of our business in Worth County, Iowa, we operate a gas station, which includes a number of underground storage tanks containing petroleum products. The presence of, or failure to remediate properly, the substances may adversely affect the ability to sell or rent the property or to borrow funds using the property as collateral. Additionally, the owner of a site may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

We have reviewed environmental assessments, in some cases including soil and groundwater testing, relating to our currently owned and leased properties in Dubuque, Iowa, and other properties we may lease from the City of Dubuque or other parties. As a result, we have become aware that there is contamination present on some of these properties apparently due to past industrial activities. With respect to parcels we currently own or lease, we believe, based on the types and amount of contamination identified, the anticipated uses of the properties and the potential that the contamination, in some cases, may have migrated onto our properties from nearby properties, that any cost to clean up these properties will not result in a material adverse effect on our earnings. We have also reviewed environmental assessments and are not aware of any environmental liabilities related to our properties at OED and DJW.

We do not anticipate any material adverse effect on our earnings or competitive position relating to environmental matters, but it is possible that future developments could lead to material costs of environmental compliance for us and that these costs could have a material adverse effect on our business and financial condition.

Taxation —An increase in the taxes and fees that we pay could have a material adverse effect on us, and might reduce the cash flow available to service our indebtedness.

We are subject to significant taxes and fees relating to our gaming operations, which are subject to increase at any time. Currently, in Iowa, we are taxed at an effective rate of approximately 21% of our adjusted gross receipts by the State of Iowa, we pay the City of Dubuque a fee equal to $0.50 per patron and we pay a fee equal to 5.76% of adjusted gross receipts to the Worth County Development Authority. In addition, all Iowa riverboats share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa, which is currently approximately $0.7 million per year per riverboat. Currently, in Louisiana, we are taxed at an effective rate of approximately 36.5% of our adjusted gross slot revenue and pay to the Louisiana State Racing Commission a fee of $0.25 for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, enters the racino during non-racing season from the hours of noon to midnight Thursday through Monday, or enters any one of our OTBs. In addition, there have been proposals in the past to tax all gaming establishments, including riverboat casinos, at the federal level. Any material increase in taxes or fees, or in costs of the Iowa Racing and Gaming Commission and related entities, would have a material adverse affect on our business.

Difficulty in Attracting and Retaining Qualified Employees —If we are unable to attract and retain a sufficient number of qualified employees or are required to substantially increase our labor costs, our business, results of operations and financial condition will be materially adversely affected.

The operation of our business requires qualified executives, managers and skilled employees with gaming industry experience and qualifications to obtain the requisite licenses. We may have difficulty attracting and retaining a sufficient number of qualified employees and may be required to pay higher levels of compensation than we have estimated in order to do so. In preparation for the opening of the expanded casino and amenities at DJW, we have begun the process of hiring an additional 60 full time equivalent employees.  If we are unable to attract and retain a sufficient number of qualified employees for our current operations or related to the DJW expansion or are required to substantially increase our labor costs, we may not be able to operate our business in a cost effective manner or at all.

We are dependent upon the available labor pool of unskilled and semi-skilled employees. We are also subject to the Fair Labor Standards Act, which governs matters such as minimum wage, overtime and other working conditions. In February 2007, the State of Iowa passed a bill increasing the minimum wage for Iowa workers.  Effective April 1, 2007 the minimum wage for the State of Iowa will increase from $5.15 per hour to $6.20 per hour and then to $7.25 effective January 1, 2008.  In addition, a bill is currently pending at the federal level that would increase in federal minimum wage rate.  While DJL and DJW currently pay all of their employees more than the current and proposed new minimum wage levels, these changes in minimum wage laws could increase our payroll costs in the future and have an adverse effect on our liquidity.  Current Iowa law effectively requires that we pay Iowa employees 25% more than the federally mandated minimum wage rates. Further changes in applicable state or federal laws and regulations, particularly those governing minimum wages, could increase labor costs, which could have a material adverse effect on the cash flow available to service our indebtedness.

Energy Costs — Our operations are affected by increases in energy costs.

We are a large consumer of electricity and other energy in connection with the operation of our gaming properties. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may result in reduced visitation to our casinos and racino and a reduction in our revenues.

Interested Party Matters —All of the Company’s voting equity interests are indirectly beneficially owned in the aggregate by managers and executive officers of PGP and such ownership may give rise to conflicts of interest.

All of the Company’s voting equity interests are indirectly beneficially owned or controlled in the aggregate by Mr. Stevens, Mr. Luzich and Mr. Oliver. Specifically, M. Brent Stevens, our Chief Executive Officer, is also the Chairman of the Board of Managers of PGP and the Chief Executive Officer of PGP, DJL, OED, PGL and DJW. Mr. Stevens indirectly beneficially owns or controls (through his beneficial ownership or control of voting equity interests in PGP) approximately 66.2% of the Company’s voting equity interests. Michael Luzich, our President and Secretary, is also a Manager of PGP and the President and Secretary of PGP, PGL, DJL, OED and DJW. Mr. Luzich indirectly beneficially owns (through his ownership of voting equity interests in PGP) approximately 32.3% of the Company’s voting equity interests. Terrance W. Oliver, a Manager of PGP, indirectly beneficially owns (through his direct ownership of interests in The Oliver Family Trust) approximately 1.5% of the Company’s voting equity interests. Andrew Whittaker, a Manager of PGP, indirectly beneficially owns (through his indirect ownership of voting equity interests in PGP) approximately 4.2% (which is included in the calculation of the 66.2% owned or controlled by Mr. Stevens) of the Company’s voting equity interests. In addition, Mr. Stevens has the right to designate three of the five members of PGP’s board of managers, including one of the two independent managers, and Mr. Luzich has the right to designate two of the five members of PGP’s board of managers, including one of the two independent managers, for so long as Mr. Stevens and Mr. Luzich, respectively, beneficially hold at least 5% of the voting equity interests of PGP.

Because of their controlling interests, these individuals have the power to elect a majority of our managers, appoint new management and approve any action requiring the approval of holders of our equity interests, including adopting amendments to our certificate of formation, approving mergers or sales of substantially all of our assets or changes to our capital structure.

PGP is primarily responsible for managing DJL, OED and DJW operations as well as supervising all development projects. Neither PGP nor any of its affiliates is restricted from managing other gaming operations, including new gaming ventures or facilities that may compete with ours, except that certain restrictions under the Amended DRA Operating Agreement will terminate if we or any of our affiliates operate another facility in Dubuque County or the adjoining counties of Illinois or Wisconsin. If PGP or any of its affiliates decides to manage other gaming operations, such activities could require a significant amount of attention from PGP’s officers and managers and require them to devote less time to managing our operations. While we believe that any new ventures will not detract from PGP’s ability to manage and operate our business, there can be no assurance that such ventures would not have a material adverse effect on us or on PGP.

ITEM 1B.                                          UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.                                                   PROPERTIES

DJL owns the dockside pavilion, adjacent to the Diamond Jo casino, consisting of approximately 36,000 square feet, a surface parking lot within close proximity to the dockside pavilion, and a walkway connecting the dockside pavilion to a ramp, leading to where the Diamond Jo is moored.

We currently have approximately 1,200 parking spaces that are in close proximity to the Diamond Jo located on properties that we own, lease or to which we are given access at no cost pursuant to a non-exclusive use agreement with a third party. Our property lease currently requires us to pay $25,000 per year as rent through June 2009. Beginning in June 2009 through the remaining term of the lease we are required to pay $250,000 per year (increasing each year by cost of living index). If at any time DJL elects to move its operations to a barge facility, the lease payments increase to $500,000 annually.  All rent payments associated with this lease are reimbursed to us by the DRA as outlined under the Amended DRA Operating Agreement entered into in June 2005. In 2005, the terms of the DRA Operating Agreement and our lease with the City of Dubuque were extended through December 31, 2018.

In addition, as noted in Item 1 above, DJL entered into the Historical Society Agreement with the Historical Society for the purchase by DJL of 2.4 acres of real property in close proximity to DJL’s current operations.

The OED racino sits on and is bounded by approximately 649 acres of owned land located in Opelousas, Louisiana that we purchased in 2002 and 2003. We have constructed a 170,000 square foot building and a one mile dirt racetrack on this site. A portion of the purchase price for certain parcels of such land was financed by the seller of such parcels by OED issuing a $3,850,000 note payable to the seller. The note is payable in seven annual installments and bears interest at a rate of 8.75%. The note is collateralized by a mortgage on the property. Simultaneously with the payment of each annual installment, the seller agreed to release from the mortgage one of seven parcels of land into which the land was equally divided.  As of December 31, 2006, OED has paid three of the seven annual installments.

In addition, OED owns the land, building and improvements of the Port Allen OTB and leases the facilities that comprise the New Iberia, Henderson and Eunice OTBs.

The DJW casino, convenience store and current casino expansion project is located on 35 acres of owned land in Worth County, Iowa.  The current casino building is approximately 60,000 square feet and upon completion of the expansion project will grow to approximately 75,000 square feet.  We currently have approximately 1,300 parking spaces that are in close proximity to Diamond Jo Worth located on properties that we own or lease.  DJW leases 10 acres of land north of the casino that require DJW to pay $52,000 per year as rent through June 2016.  The property lease also allows for the purchase of the leased land at the expiration of the lease for a total purchase price of $750,000.

In addition, DJW owns 354 acres of land approximately 10 miles northwest of the casino in Emmons, Minnesota on which a member’s only 178 acre 9-hole golf course and 9-station sporting clay course and 176 acre hunting facility, known as Pheasant Links, is located, together with a 4,500 square foot clubhouse.  DJW also leases 80 acres of adjacent land for $6,000 per year through September 2010 for use as additional hunting land.

ITEM 3.                                                   LEGAL PROCEEDINGS

In October 2003, OED filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana (the “Department”), the St. Landry Parish School Board and the City of Opelousas. OED seeks a judgment declaring that sales taxes are not due to the defendants on purchases made by

OED and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. OED’s action is based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. The St. Landry Parish School Board and the City of Opelousas have questioned the application of the racing statutes to the construction and furnishing of the casino portion of the facility, thereby leading to the filing of this action. The Department has now taken the same position.

OED filed a motion for summary judgment, which was scheduled for hearing in July 2005. The defendants filed responses, generally arguing that the exemption under the racing statutes should not extend to the purchase of goods, materials and services which were unrelated to horse racing. Prior to the hearing, it was discovered by OED that OED’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that OED, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment so that OED could prepare and file a refund claim for the taxes paid by OED’s contractor and the contractor’s subcontractors.

In November and December 2005, OED filed refund claims totaling $0.6 million. OED has not recorded the refund claims due to uncertainty as to the outcome of the matter. Neither the Department nor the St. Landry Parish School Board ruled on OED’s refund claims within one year of filing those claims resulting in those claims being deemed denied under Louisiana law.  OED has formally appealed the denial of these refund claims.  The Department has not yet responded to the appeal.  St. Landry Parish has answered the appeal by generally denying OED’s right to recover the taxes.

In October 2006, the Department notified OED that additional taxes and interest totaling approximately $0.4 million were due for the period January 1, 2002 through December 31, 2004.  In November 2006, OED formally protested the additional proposed tax assessment with the Department; the protest was denied by the Department.  Accordingly, OED accrued and paid the additional taxes of approximately $0.4 million, but, in accordance with Louisiana law, these taxes were paid under protest.  In December 2006, and in accordance with Louisiana law, OED filed suit in East Baton Rouge Parish, Louisiana against the Department for recovery of these taxes paid under protest.  This litigation is in its early stages.  The Department has answered this suit by generally denying OED’s right to recover the taxes paid under protest.  In addition, during 2006, the Company accrued an additional $1.1 million related to state sales taxes that the Company may be required to pay for the years 2005 and 2006 and for local parish and city taxes for the years 2002 through 2006.  Of the total sales tax amount recorded, approximately $0.7 million and $0.4 million was recorded in general and administrative expense and interest expense, respectively, in the condensed consolidated statement of operations for 2006. The remaining balance, totaling approximately $0.4 million, was capitalized in fixed assets.  OED has accrued management’s best estimate of all sales taxes that would be required to be paid for non-racetrack facilities and ongoing operating purchases as of December 31, 2006.

In October 2005, OED filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. OED is pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup its track reconstruction costs and other related damages. The contractor has filed a counterclaim for unpaid billings. OED believes it is too early to predict the outcome of the arbitration and, accordingly, has not recorded any damage claim as an asset.  If the contractor obtains a favorable ruling in the arbitration, OED may be required to pay up to $1.6 million in unpaid construction retainage and bonuses, which amount has been accrued on the Company’s consolidated balance sheet as of December 31, 2006.

Other than as described above, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any of PGL’s, DJL’s or PGC’s common equity securities.

As of March 31, 2007, PGP was the only holder of record of the common equity of PGL. In November 2005 and May 2004, PGP repurchased 35,210 and 147,553 units of its convertible preferred membership interests from an unrelated third party for approximately $1.8 million and $4.5 million, respectively. Both of these repurchases were funded by a distribution of cash to PGP from the Company. In fiscal years 2006, 2005 and 2004, PGL and/or its subsidiaries paid distributions of $2.5 million, $2.8 million, and $2.5 million, respectively, to PGP in respect of (i) PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP (the “Board of Managers”) in their capacity as board members, and (iii) tax, accounting, legal and administrative costs and expenses of PGP. These amounts were recorded as member distributions.

Significant restrictions exist on our ability to make member distributions. See Note 4 to the consolidated financial statements for information on such restrictions.

ITEM 6.                                                   SELECTED FINANCIAL DATA

The following table represents selected consolidated financial data of PGL for the five years ended December 31, 2006.

The selected historical financial data for such periods are derived from audited financial statements of the Company and its subsidiaries. All years presented include DJL operations, 2002 — 2003 also includes horse racing operations of OED, 2004 — 2006 includes OED gaming (casino operations opened December 2003) and horse racing operations, and 2006 includes DJW operations (casino opened in April 2006). The selected financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and the related notes included elsewhere in this document.

2006	2005	2004	2003	2002
(Dollars in thousands)
Statement of Operations Data
REVENUES:
Casino	$200,734	$146,790	$120,190	$57,001	$48,552
Racing	22,146	17,578	17,380	17,051	15,510
Video Poker	3,715	2,339	2,715	722
Food and beverage	15,315	13,511	11,464	4,566	3,886
Other	10,087	2,710	1,434	589	145
Less promotional allowances	(17,580)	(13,855)	(11,464)	(4,626)	(3,964)
Total net revenues	234,417	169,073	141,719	75,303	64,129
EXPENSES:
Casino	84,971	67,180	58,079	23,262	19,974
Racing	18,579	15,335	14,010	13,045	12,651
Video poker	2,949	1,767	2,034	654
Food and beverage	11,701	9,849	9,218	4,282	3,820
Other	6,605	1,720	1,076	443	27
Selling, general and administrative	43,924	28,454	24,247	14,509	10,558
Depreciation and amortization	20,820	16,249	12,356	3,324	2,950
Pre-opening expense	966	310	367	3,257
Development expense	777	575	242	102
Management severance and recruiting	593
Affiliate management fees	4,516	2,057	757	175
(Gain) loss on disposal of assets	210	(16)	(716)	50	8
Litigation settlement	1,600
Referendum	771
State of Wisconsin government relations	55
Total expenses	196,018	143,480	122,263	63,103	52,414
Income from operations	38,399	25,593	19,456	12,200	11,715
OTHER INCOME (EXPENSE):
Interest income	955	516	170	490	46
Interest expense, net of amounts capitalized	(32,741)	(29,133)	(26,775)	(25,072)	(11,888)
Loss on early retirement of debt	(37,566)
Interest expense related to preferred members’ interest, redeemable(1)	(285)	(360)	(360)	(180)
Total other expense	(32,071)	(28,977)	(64,531)	(24,762)	(11,842)
Preferred member distributions(1)	(180)	(373)
Minority interest	(232)
Net income (loss) to common member’s interests	$6,328	$(3,384)	$(45,075)	$(12,742)	$(732)

Ratio of earnings to fixed charges(2)	1.2	x	0.9	x	0.3	x	0.5	x	0.9	x

Other Data
Cash flows from/(used in) operating activities	$41,821	$21,527	$(21,875)	$769	$11,784
Cash flows used in investing activities	(31,980)	(52,142)	(6,786)	(94,695)	(37,790)
Cash flows from financing activities	34,302	32,889	18,007	104,574	28,993
Distributions to common members	2,494	4,624	7,031	1,557	1,260

	2006	2005	2004	2003	2002
Balance Sheet Data
Current assets	$67,231	$24,731	$17,418	$40,227	$12,160
Total assets	353,810	287,628	243,069	261,519	126,448
Current liabilities	49,346	47,886	34,270	46,321	35,358
Total debt(1)	368,568	321,006	279,378	228,825	102,944
Preferred members’ interest, redeemable(1)					4,000
Total member’s (deficit) equity	(56,501)	(70,607)	(62,599)	(10,629)	3,671

(1)                                  In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. As a result of the adoption of SFAS No. 150 on July 1, 2003, we reclassified our $4 million mandatory redeemable preferred members’ interest from the mezzanine section of the consolidated balance sheet to long-term debt. Further, preferred member distributions paid or accrued subsequent to adoption of SFAS No. 150 are required to be presented as interest expense separately from interest due to other creditors. The Company was not required to record a cumulative effect of a change in an accounting principle as the redeemable preferred members’ interest was recorded at fair value prior to July 1, 2003. We are precluded from reclassifying prior period amounts pursuant to this standard. The $4 million mandatory redeemable preferred members’ interest were repaid in 2006.

(2)                                  For purposes of determining the ratio of earnings to fixed charges, earnings are defined as net income (loss) to common members’ interests plus fixed charges. Fixed charges include interest expense on all indebtedness, including amounts capitalized, amortization of deferred financing costs and debt discount and preferred member distributions. Earnings were insufficient to cover fixed charges for the years ended December 31, 2005, 2004, 2003 and 2002 by $3.7 million, $46.3 million, $14.9 million and $0.8 million, respectively.

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

•                  the termination of our operating agreement with the Dubuque Racing Association, Ltd. and/or the Worth County Development Authority or the failure of the Dubuque Racing Association, Ltd. and/or the Worth County Development Authority to continue as our “qualified sponsoring organization;”

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

•                  adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of DJL, OED and DJW; and

•                  other factors discussed in our other filings with the SEC.

Overview

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 777 slot machines and 17 table games, (ii) the Evangeline Downs racino in Opelousas, Louisiana with 1,627 slot machines and a one-mile dirt horse racetrack and four OTBs located throughout south central Louisiana and (iii) the Diamond Jo Worth casino in Worth County, Iowa with 577 slot machines and 15 table games which opened to the public in April 2006.

Results of Operations

Our results of operations discussed below include the consolidated results of operations of PGL, DJL and OED for the years ended December 31, 2006, 2005 and 2004, the results of operations of DJW for the years ended December 31, 2006 and 2005 (the periods which DJW had operations) and the results of operations of OED Acquisition, LLC (“OEDA”) for the period January 1, 2004 through June 30, 2004 (the date which OEDA was spun-off).

Statement of Operations Data

(in thousands)

	Year Ended December 31,
	2006	2005	2004
General corporate	$(11,035)	$(3,967)	$(1,276)
Diamond Jo	9,996	12,580	14,225
Evangeline Downs (1)	23,838	17,297	6,507
Diamond Jo Worth	15,600	(317)	—
Income from operations	$38,399	$25,593	$19,456

(1)          Includes OEDA for 2004.

	Diamond Jo			Evangeline Downs			Diamond Jo Worth
	Year Ended December 31,			Year Ended December 31,			Year Ended
	2006	2005	2004	2006	2005	2004	2006	2005

Revenues:
Casino	$44,784	$51,536	$51,233	$106,558	$95,254	$68,957	$49,392
Racing				22,146	17,578	17,380
Video Poker				3,715	2,339	2,715
Food and beverage	2,642	2,720	2,897	10,803	10,791	8,567	1,870
Other	1,948	310	488	1,308	1,017	946	6,831	$1,383
Less promotional allowances	(4,795)	(4,459)	(4,786)	(9,478)	(9,396)	(6,678)	(3,307)
Net revenues	44,579	50,107	49,832	135,052	117,583	91,887	54,786	1,383
Expenses:
Casino	18,844	21,108	20,984	50,133	46,072	37,095	15,994
Racing				18,579	15,335	14,010
Video Poker				2,949	1,767	2,034
Food and beverage	2,455	2,517	2,641	7,563	7,332	6,577	1,683
Other	39	37	390	295	305	686	6,271	1,378

Selling, general and administrative	8,387	9,579	9,117	16,556	15,549	14,204	8,241
Depreciation and amortization	4,176	4,136	2,679	13,094	12,090	9,677	3,536	23
Pre-opening expense				19	171	367	947	139
Management severance and recruiting			294			191
Affiliate management fees				1,839	1,479	757	2,396	160
Development expense	624	147		109	205		44
(Gain) loss on disposal of assets	58	3	(498)	78	(19)	(218)	74
Total expenses	34,583	37,527	35,607	111,214	100,286	85,380	39,186	1,700
Income (loss) from operations	$9,996	$12,580	$14,225	$23,838	$17,297	$6,507	$15,600	$(317)

% of net revenues	22	25	29	18	15	7	28	(23)

2006 Compared to 2005

Net revenues increased $65.3 million, or 39%, to $234.4 million in 2006 from $169.1 million in 2005. This increase was primarily related to an increase in casino revenues at DJW of $49.4 million. Also contributing to the increase is an increase in OED’s casino revenues of $11.3 million to $106.6 million in 2006 from $95.3 million in 2005. This increase is attributed primarily to an increase in admissions as well as an increase in the average amount spent by our customers per trip, which we believe is attributable to our continued focus during the period on marketing and player development programs and promotions. Daily casino win per position at OED was $179 in 2006 as compared to $160 in 2005.

DJL’s casino revenues decreased by $6.7 million to $44.8 million in 2006 from $51.5 million in 2005. We believe this decrease was primarily related to the expansion of a local competitor’s gaming facility, which resulted in an increase in the number of slot machines in May 2005, and the introduction of video poker in February 2006 and table games in March 2006. In addition, a new casino facility located approximately 110 miles from DJL’s casino opened to the public on August 31, 2006, further increasing competition in the Eastern Iowa market.  DJL’s slot revenue decreased to $40.2 million in 2006 from $45.1 million in 2005, and DJL’s table game revenue decreased 28% to $4.6 million for 2006 compared to $6.4 million for 2005 primarily due to the expansion of a competitor’s gaming facility as described above.  Casino revenues at the Diamond Jo were derived 90% from slot machines and 10% from table games in 2006 compared to 88% from slot machines and 12% from table games in 2005. DJL’s casino win per gaming position per day decreased to $135 in 2006 from $155 in 2005. In 2006, our casino win per admission at DJL increased to $56 from $53 for 2005.

DJW’s casino revenues of $49.4 million for 2006 were comprised of slot revenues of $45.3 million and table game revenues of $4.1 million.  DJW’s slot win per unit was $300 for the period April 4, 2006 (date of opening the casino to the public) through December 31, 2006. Including table games, DJW’s win per gaming position per day was $266 for the period April 4, 2006 (date of opening the casino to the public) through December 31, 2006.

Racing revenues at OED for 2006 were $22.1 million compared to $17.6 million for 2005. This increase is primarily attributable to OED running 14% more live meets during 2006 compared to 2005.  This increase in live meets was necessitated due to damage at the Delta Downs racetrack caused by Hurricane Rita in 2005.  The remaining increase in racing revenues is due to the opening of new OTBs in the second quarter of 2005, fourth quarter of 2005, and first quarter of 2006 as well as an increase in patronage at our Port Allen and New Iberia OTB’s.  In July 2006, OED closed the Alexandria OTB.

Video poker revenues at OED for 2006 were $3.7 million compared to $2.3 million for 2005. The increase in video poker revenues is attributable to the addition of video poker in our new OTB in Eunice, Louisiana in April 2006 as well as an increase in admissions at our Port Allen OTB.

Net food and beverage revenues, other revenues and promotional allowances increased $5.5 million during 2006 compared to 2005 due primarily to an increase in net food and beverage revenues, other revenues and promotional allowances at DJW of $4.0 million due to the opening of the casino in April 2006 and the purchase of a convenience store that was acquired in September 2005 in connection with the purchase of the land on which the new casino was constructed and an increase in other revenue at DJL of $1.6 million primarily related to the DRA’s contractual obligation under its operating agreement to pay DJL $0.33 for each $1.00 reduction in DJL’s adjusted gross gaming receipts.

Casino operating expenses increased $17.8 million to $85.0 million for the 2006 from $67.2 million for 2005 due primarily to DJW casino expenses of $16.0 million.  Also contributing to this increase was an increase in casino expenses at OED of $4.1 million primarily related to purse supplements and gaming taxes which are based on net casino revenues. Casino expenses at the Diamond Jo decreased $2.3 million primarily related to a decrease in gaming taxes as a result of the decrease in casino revenues of approximately $1.5 million and a decrease in payroll and related expenses in response to a decrease in casino revenues of approximately $0.7 million.

Consistent with an increase in racing revenues as noted above, racing expenses increased to $18.6 million for 2006 from $15.3 million for 2005 offset partially by a reduction in our tote system expense.

Consistent with an increase in video poker revenues as described above, video poker expenses increased $1.1 million to $2.9 million for 2006 from $1.8 million for 2005.

Food and beverage expenses increased to $11.7 million for 2006 from $9.8 million for 2005 due primarily to DJW expenses of $1.7 million. Other expenses increased to $6.6 million for 2006 from $1.7 million for 2005 due primarily to an increase in gasoline and merchandise sales at DJW’s convenience store of $4.9 million due to the timing of the purchase of the store as discussed above.

Selling, general and administrative expenses increased $15.5 million to $43.9 million for 2006 from $28.4 million for 2005. This increase was due primarily to (i) $8.2 million in expenses at DJW and (ii) a $7.3 million increase in expenses associated with an increase in the fair value and percentage vested of PGP incentive units granted to certain executive officers of the Company in 2005.  In December 2006, the employment agreements of the executive officers to which PGP incentive units were granted were amended to move the obligations under the incentive unit plan from PGL to PGP.  As such, the liability associated with these incentive units was assumed by PGP; however, the related expense associated with the increase in the fair value and percentage vested is allocated to PGL and such expense is reflected in PGL’s consolidated statement of operations.

Depreciation and amortization expenses increased to $20.8 million for 2006 from $16.2 million for 2005 due primarily to (ii) depreciation of buildings and equipment related to the opening of DJW’s casino in April 2006, (ii) depreciation related to the opening of two new OTBs during 2005 and one during the first quarter of 2006 and (iii) an increase in depreciation expense at DJL associated with accelerating depreciation on certain depreciable assets that will either be contributed to the Historical Society or will not be utilized at its new casino facility.  Accelerated depreciation on these assets began during the fourth quarter of 2006 and DJL will continue to depreciate the remaining net book value of those assets less their estimated fair market value at the date of contribution or estimated net realizable value up to the date that DJL estimates commencing operations at the new facility.  Depreciation expense for 2006 increased by approximately $0.2 million as a result of accelerated depreciation on these assets.  In addition, included in depreciation expense for 2006 is an impairment charge associated with long-lived assets at OED’s Alexandria OTB of approximately $0.4 million.  At December 31, 2006, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill and indefinite lived intangible assets.

Pre-opening expenses of $1.0 million for 2006 relate primarily to expenses incurred by DJW with respect to start-up activities surrounding the new casino development in Worth County, Iowa. Pre-opening expenses of $0.3 million in 2005 relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the opening of two OTBs and expenses incurred by DJW with respect to start-up activities surrounding the new casino development in Worth County, Iowa. Affiliate management fees of $4.5 million and $2.1 million for 2006 and 2005, respectively, relate to management fees paid to related parties under various management services and consulting agreements at OED and DJW which are based on net revenues and EBITDA.

Interest income of approximately $1.0 million for 2006 is primarily related to interest earned on cash deposits invested in interest bearing accounts.  Interest income of approximately $0.5 million for 2005 is primarily related to interest earned on the undistributed net proceeds from the offering of the DJW Notes in July 2005 which were deposited into interest bearing accounts.  Net interest expense, including interest expense related to DJL’s redeemable preferred membership interests, increased $3.5 million to $33.0 million during 2006 from $29.5 million in 2005. This increase is primarily due to (i) timing of the original issuance of the DJW Notes which occurred in July 2005, (ii) an increase in interest of approximately $0.7 million related to the issuance of $20 million principal amount of DJW Notes in August 2006 and (iii) interest of approximately $0.4 million related to the sales tax accrual at OED as discussed above. Interest expense of approximately $0.8 million and $0.4 million was capitalized as part of the DJW casino development and other construction projects during 2006 and 2005, respectively.  In October 2006, DJL redeemed all of the outstanding redeemable preferred membership interests for $4.0 million plus accrued interest.

Closing of the transactions contemplated by the Historical Society Agreement are contingent upon satisfactory completion of DJL’s due diligence relating to its purchase of the Expansion Tract.  Since the $1.0 million charitable contribution is contingent upon the closing of the Historical Society Agreement all important contingencies have not yet been resolved and no contribution expense will be recorded until the contingencies are resolved.

2005 Compared to 2004

Net revenues increased $27.4 million, or 19%, to $169.1 million in 2005 from $141.7 million in 2004. The majority of this increase is due to an increase in OED’s casino revenues of $26.3 million to $95.3 million in 2005 from $69.0 million in 2004. This increase is attributed primarily to improvements in our marketing and player development programs and promotions as well as an increase in the local population as a result of Hurricane Katrina which hit Southern Louisiana in August 2005 and forced many residents from the Gulf Coast to move north to areas closer to the racino. Daily casino win per position at OED was $160 in 2005 as compared to $119 in 2004.

DJL’s casino revenues increased by $0.3 million to $51.5 million in 2005 from $51.2 million in 2004. DJL’s slot revenue decreased slightly to $45.2 million in 2005 from $45.5 million in 2004. DJL’s table game and poker revenue increased by $0.6 million, or 11.3%, in 2005 compared 2004, due to an increase in poker revenue of $0.4 million and an increase in table game hold percentage to 19.9% in 2005 compared to 18.6% in 2004.  Casino revenues at DJL were derived 88% from slot machines and 12% from table games and poker in 2005 compared to 89% from slot machines and 11% from table games in 2004. DJL’s casino win per gaming position per day at the DJL decreased slightly to $155 in 2005 from $159 in 2004. In 2005, our casino win per admission at DJL increased to $53 from $49 in 2004.

Racing revenues at OED for 2005 were $17.6 million compared to $17.4 million for 2004. This increase is primarily due to the opening of two new OTBs in 2005 and the running of additional live meets in the first and fourth quarter of 2005. These increases were offset by a decrease related to the closure of the racetrack from May 13, 2005 to June 28, 2005 for improvements related to the dirt track.  We reopened the racetrack on June 29, 2005. Additional declines can be attributed to an overall decline in industry handle and relocation of our racetrack operations to Opelousas.

Video poker revenues for 2005 and 2004 were $2.3 million and $2.7 million, respectively. The decrease in video poker revenues was attributed to an increase in competition in the video poker market due to the addition of two new truck stop venues offering video poker within one mile of our Port Allen OTB.

Net food and beverage revenues, other revenues and promotional allowances increased $0.9 million during 2005 to $2.3 million compared to $1.4 million in 2004 due primarily to an increase in food and beverage revenues at OED of $2.2 million due to an increase in the number of visitors at the racino and an increase in other revenue at DJW of $1.4 million related to gasoline sales at the convenience store that was acquired in connection with the purchase of the land on which the new casino was constructed offset by an increase in complimentary expenses included in promotional allowances of approximately $2.4 million which is consistent with the increase in casino revenues.

Casino operating expenses increased $9.1 million to $67.2 million in 2005 from $58.1 million in 2004 due primarily to an increase in casino expenses at OED of $9.0 million primarily related to purse supplements and gaming taxes which are based on net casino revenues and an increase in direct mail expenses. These increases at OED were partially offset by a decrease in casino payroll and payroll related expenses of approximately $1.2 million. Casino expenses at DJL increased $0.1 million primarily related to an increase in gaming tax expense due to an increase in gaming revenues and an increase in the gaming tax rate from 20% to 22% effective July 1, 2004 as well as an increase in direct mail expenses. These increases at DJL were partially offset by a decrease in casino payroll and payroll related expenses of approximately $0.9 million.

Racing expenses at OED increased $1.3 million to $15.3 million in 2005 from $14.0 million in 2004 due primarily to an increase in operating expenses associated with the opening of two new OTBs in 2005 and the running of additional live meets in the first and fourth quarter of 2005.

Consistent with a decrease in video poker revenues as described above, video poker expenses decreased $0.2 million to $1.8 million for 2005 from $2.0 million for 2004.

Food and beverage expenses increased $0.6 million to $9.8 million in 2005 from $9.2 million in 2004 due primarily to the increase of food and beverage cost of sales at OED associated with an increase in sales. Other expenses increased $0.6 million due primarily to the cost of gasoline sold at DJW’s convenience store as discussed above.

Selling, general and administrative expenses increased $4.3 million to $28.5 million in 2005 from $24.2 million in 2004. This increase was due to an increase in general and administrative expenses at OED of $1.4 million due primarily to increased payroll and payroll related benefits and operating expenses associated with cleaning and maintaining a larger facility due to the opening of the new track in late 2004 and the running of more live racing days in 2005 than in 2004. General and administrative expenses at DJL increased $0.5 million primarily due to increased marketing expenses. General and administrative expenses at corporate increased $2.4 million due primarily to additional staffing and expense associated with the increase in the fair value of member units granted to certain executive officers of the Company in 2005 of approximately $1.2 million.

Depreciation and amortization expenses increased to $16.2 million in 2005 from $12.4 million in 2004 due primarily to an increase in depreciation related to the purchase of 783 new slot machines by DJL and OED during the fourth quarter of 2004 in addition to depreciation related to the opening of the second phase of OED’s racino, the dirt horse racetrack and related facilities, which opened to the public on November 22, 2004. At December 31, 2005, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded their carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill and indefinite lived intangible assets.

Pre-opening expenses of $0.3 million in 2005 relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the opening of its Henderson and Alexandria OTBs and expenses incurred by DJW with respect to start-up activities surrounding the new casino development in Worth County, Iowa. Pre-opening expenses of $0.4 million in 2004 relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the racino project and opening of the new racetrack and grandstands in November 2004. Development expenses of approximately $0.6 million and $0.2 million in 2005 and 2004, respectively, relate to expenses incurred pursuing potential OTB opportunities at OED and expenses incurred under an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa. Affiliate management fees increased $1.3 million to $2.1 million in 2005 from $0.8 million in 2004 due primarily to management fees payable to a related party in connection with a management services agreement and consulting fees paid pursuant to a consulting agreement with a related party which are based on OED’s operations.

Interest income of approximately $0.5 million in 2005 is primarily related to interest earned on the net proceeds from the offering of the DJW Notes in July 2005 which were deposited into interest bearing accounts. Interest expense, including loss on early retirement of debt and interest expense related to DJL’s redeemable preferred member interests, decreased $35.2 million to $29.5 million in 2005 from $64.7 million in 2004. This decrease is primarily due to the loss on early retirement of debt of $37.6 million related to the refinancing of our long term debt with lower interest rates during the second quarter of 2004 offset by interest on the DJW Notes of approximately $1.8 million. Interest expense of approximately $0.4 million was capitalized in 2005 as part of DJW casino development and $1.1 million was capitalized as part of the racino construction at OED in 2004.

Liquidity and Capital Resources

Our cash balance increased $44.1 million to $56.9 million at December 31, 2006 from $12.8 million at December 31, 2005.

Cash flows from operating activities were $41.8 million in 2006, an increase of $20.3 million when compared to $21.5 million in 2005. The increase is primarily due to an increase in net income (excluding noncash depreciation and amortization and noncash equity based and other compensation expense) of $21.8 million and a decrease in operating assets and liabilities changes of $2.2 million primarily related to an increase in long-term assets at DJL related to the DRA agreement.

Cash flows used in investing activities during 2006 was $32.0 million consisting of cash outflows of (i) payments of approximately $23.6 million for construction and other development costs associated with the Worth County casino development and expansion project, (ii) net cash outflows of approximately $12.7 million used for capital expenditures mainly related to the development of our new OTB in Eunice, Louisiana, the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures at DJL, OED and DJW, (iii) business acquisition and licensing costs of $1.5 million and (iv) changes in cash surrender value of $0.3 million of key person life insurance policies. These outflows were partially offset by a decrease in our restricted cash balance designated for construction and other development costs associated with the Worth County casino development and expansion project of $6.1 million.

Cash flows from financing activities during 2006 of $34.3 million reflects (i) proceeds from the offering of $56.5 million in additional DJW Notes, (ii) net proceeds of $21.8 million from the offering of $22.0 million principal amount of additional Peninsula Gaming Notes, net of discount, and (iii) aggregate borrowings under the revolver portion of the PGL Credit Facility and under the DJW Credit Facility of $29.7 million. These inflows were partially offset by (i) aggregate principal payments under the revolver portion of the PGL Credit Facility and DJW Credit Facility of $53.5 million, (ii) payment of deferred financing costs associated with the issuance of the additional DJW Notes and Peninsula Gaming Notes of $4.4 million, (iii) redemption by DJL of preferred members interest — redeemable of $4.0 million, (iv) aggregate principal payments under the term loan portion of the PGL Credit Facility of $4.0 million, (v) aggregate principal payments on notes payable of $5.3 million and (vi) member distributions of approximately $2.5 million.

As of December 31, 2006, the Company had no outstanding balances under the revolver portion and $4.7 million outstanding under the term loan portion of the PGL Credit Facility, and outstanding letters of credit of approximately $0.9 million. In addition, as of December 31, 2006, DJW had no outstanding balances under the DJW Credit Facility and outstanding letters of credit of approximately $0.3 million.

Financing Activities

On April 16, 2004, DJL and PGC completed a private placement of $233 million principal amount of 8 ¾% senior secured notes due 2012 (the “Peninsula Gaming Notes”). The Peninsula Gaming Notes were issued at a discount of approximately $3.3 million. Interest on the Peninsula Gaming Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2004. Upon a corporate restructuring, the Company also became a co-issuer of the Peninsula Gaming Notes.

The Company used the net proceeds from the sale of the Peninsula Gaming Notes as follows (all payments based on outstanding balances as of April 16, 2004): (1) to irrevocably deposit funds into an escrow account to redeem all of DJL’s outstanding 12 ¼% senior secured notes (“DJL Notes”) in an amount (including call premium and accrued interest) of approximately $79.9 million; (2) to repurchase approximately $116.3 million principal amount of OED’s outstanding 13% senior secured notes for an aggregate amount (including tender premium, accrued interest and contingent interest) of approximately $134.6 million; (3) to pay accrued distributions on DJL’s outstanding preferred membership interests-redeemable of approximately $1.1 million; (4) to pay related fees and expenses of approximately $13.4 million; and (5) for general corporate purposes. As a result of the issuance of the Peninsula Gaming Notes, DJL incurred a loss of approximately $8.8 million consisting of the write-off of deferred financing fees of approximately $2.1 million, the payment of a call premium on the DJL Notes of approximately $5.7 million, interest on the DJL Notes of approximately $0.7 million and write-off of bond discount of approximately $0.3 million. In connection therewith, OED also incurred a loss of approximately $27.9 million consisting of the write-off of deferred financing fees of approximately $8.4 million, the payment of a tender premium on the OED Notes of approximately $16.3 million, write-off of bond discount of approximately $2.1 million and consent fees of approximately $1.1 million. In addition, OED and DJL wrote off $0.9 million of deferred financing fees related to the refinancing of the credit facilities discussed below.

On December 22, 2006, the Company, DJL, and PGC, as co-issuers,  issued and sold to a third party investor in a private placement $22.0 million aggregate principal amount of Peninsula Gaming Notes (“Additional PGL Notes”).  The Company intends to use the net proceeds from this issuance of the Additional PGL Notes to finance, in part, the construction of a new moored barge facility to expand its existing casino operations at DJL and the proposed development and construction of a hotel and event center contiguous to its racetrack and casino at OED.

The indenture governing the Peninsula Gaming Notes limits the Company’s ability to, among other things:

•                  incur more debt;

•                  pay dividends or make other distributions to PGP and DJW (for so long as DJW is an unrestricted subsidiary);

•                  redeem stock;

•                  make investments;

•                  create liens;

•                  enter into transactions with affiliates;

•                  merge or consolidate; and

•                  transfer or sell assets.

The Peninsula Gaming Notes are full and unconditional obligations of DJL as a co-issuer. PGL and PGC, also co-issuers, have no independent assets (other than PGL’s cash and investment in its subsidiaries) or operations. The Peninsula Gaming Notes are also guaranteed, subject to the prior lien of the Company’s credit facility discussed below, by OED. Further, OED and DJL have pledged their equity interests as collateral. All of DJL’s and OED’s net assets are restricted except for $8.2 million at December 31, 2006 under the Peninsula Gaming Notes. The Peninsula Gaming Notes do not limit DJL’s or OED’s ability to transfer net assets between PGL, DJL, and OED. Proceeds received from the issuance of the Peninsula Gaming Notes were allocated between DJL and OED, based on each company’s respective amount of senior debt refinanced and their respective shares of financing related fees and expenses. DJL was allocated approximately $86.7 million of debt, net of $1.3 million discount and OED was allocated approximately $143 million, net of $2.0 million discount.

In July 2005, DJW completed a private placement of $40.0 million aggregate principal amount of DJW Notes. In connection with the offering of the DJW Notes, DJW was designated an “unrestricted subsidiary” by the Company under the indenture governing the Peninsula Gaming Notes, and DJW was released of its obligations under the PGL Credit Facility. The DJW Notes bear interest at a rate of 11% per year, payable semi-annually on April 15 and October 15 of each year.

The DJW Notes are secured by a pledge of the equity of DJW and DJWC and all of DJW’s current and future assets (with the exception of certain excluded assets). The lien on the collateral that secures the DJW Notes is contractually subordinated to the liens securing up to $5.0 million of indebtedness under the DJW Credit Facility as defined below. The DJW Notes, which mature on April 15, 2012, are redeemable at the Company’s option, in whole or in part at any time or from time to time, on and after April 15, 2008 at certain specified redemption prices set forth in the indenture governing the DJW Notes. The indenture governing the DJW Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of the Company and its subsidiaries to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) consolidate or merge; (6) sell or otherwise transfer or dispose of assets; (7) enter into transactions with affiliates; (8) use proceeds of permitted asset sales and (9) change its line of business. Specifically, DJW is prohibited from making any dividends or other distributions to PGL, subject to certain limited exceptions. DJW is permitted to make dividends or other distributions to PGL to pay certain tax obligations. Further, DJW can make dividends and other distributions to PGL to pay corporate overhead or similar allocations or payments, including, but not limited to, tax preparation, insurance, accounting, licensure, legal and administrative fees and expenses. Additionally, DJW may make dividends and other distributions to PGL in respect of certain payments under management agreements and to pay reasonable directors’ or managers’ fees and expenses, so long as any payments with respect to any management agreement or certain employee, consulting or similar agreements do not, in the aggregate, in any fiscal year exceed (a) for 2006, $500,000, (b) for 2007, the product of 1.333333 multiplied by 4.0% of DJW’s Consolidated EBITDA (as defined in the indenture governing the DJW Notes) and (c) for any fiscal year thereafter, 4.0% of DJW’s Consolidated EBITDA. Finally, DJW can make dividends and other distributions not to exceed $1.0 million. Subject to the foregoing provisions, all of the net assets of DJW are restricted.

Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding DJW Notes may declare all unpaid principal and accrued interest on all of the DJW Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of DJW Notes will have the right to require the Company to purchase all or a portion of such holder’s DJW Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

On August 31, 2006, DJW entered into the First Supplemental Indenture to the Indenture dated as of July 19, 2005 (the “DJW First Supplemental Indenture”) which permitted, among other things, the issuance by DJW on August 31, 2006 of an additional $20 million principal amount of DJW Notes, the proceeds of which are to be used in part to fund the current expansion of the DJW casino. In addition, the DJW First Supplemental Indenture also eliminates or reduces certain restrictions on DJW’s ability to pay certain fees under various management agreements, increased the amount of indebtedness permitted to be incurred under DJW’s senior credit facility from $2.5 million to $5.0 million and requires DJW to offer to buy back a portion of the DJW Notes on a semi-annual basis, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein) at a premium of 7.5%.

On December 21, 2006, DJW entered into the Second Supplemental Indenture to the Indenture dated as of July 19, 2005 (the “DJW Second Supplemental Indenture”) which permitted, among other things, the issuance by DJW on December 21, 2006 of an additional $36.5 million principal amount of DJW Notes (“Additional DJW Notes”) and the distribution of up to $35.0 million of the net proceeds of the Additional DJW Notes to PGL.  This distribution to PGL will be used to finance, in part, the construction of a new moored barge facility to expand its existing casino operations at DJL and the proposed development and construction of a hotel and event center contiguous to its racetrack and casino at OED.

On June 16, 2004, DJL and OED jointly entered into a loan and security agreement with Wells Fargo Foothill, Inc. as the arranger and agent which was later amended in November 2004, July 2005 and December 2006 (as amended the “PGL Credit Facility”). The PGL Credit Facility consists of a revolving credit facility which permits DJL and OED to request advances and letters of credit up to the lesser of the maximum revolver amount of $50 million (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the combined EBITDA (as defined in the PGL Credit Facility) of OED and DJL for the twelve months immediately preceding the current month end multiplied by 150% and the combined EBITDA of OED and DJL for the most recent quarterly period annualized multiplied by 150%. At December 31, 2006, the maximum revolver amount was $50.0 million. The borrowings under the revolver portion of the PGL Credit Facility bear interest at a rate equal to the Wells Fargo prime rate plus a margin of 0.25%, or 8.5% at December 31, 2006. The available borrowing amount at December 31, 2006, after reductions for amounts borrowed and letters of credit outstanding at DJL and OED, was $49.1 million. As of December 31, 2006, there were no outstanding advances under the revolver portion of the PGL Credit Facility and outstanding letters of credit of approximately $0.9 million.

The PGL Credit Facility also contains a term loan in the amount of $4.7 million at December 31, 2006. The term loan is secured by certain assets of the Company and requires monthly payments of $0.3 million starting July 1, 2004 until the full balance is paid, with a maturity no later than June 16, 2008. The term loan has an interest rate equal to the greater of (i) the Wells Fargo prime rate plus 2.5%, or 10.75% at December 31, 2006; and (ii) 6.0%.

DJL and OED are jointly and severally liable under the PGL Credit Facility and such borrowings are collateralized by substantially all of the assets of OED and DJL. Borrowings under the PGL Credit Facility are guaranteed by PGL and PGC.

The PGL Credit Facility contains a number of restrictive covenants, including covenants that limit DJL’s and OED’s ability to, among other things: (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its capital stock; (4) dispose of certain assets; (5) guarantee the debt of others; (6) pay dividends or make other distributions; (7) make investments; and (8) enter into transactions with affiliates. The PGL Credit Facility also contains financial covenants including a minimum combined EBITDA (as defined by the PGL Credit Facility) of DJL and OED and limitations on capital expenditures at DJL and OED.

Specifically, DJL and OED are prohibited from making any dividends or other distributions to PGL or any of PGL’s unrestricted subsidiaries, subject to certain limited exceptions which are less restrictive than the Peninsula Gaming Notes. For example, DJL and OED are permitted to make dividends or other distributions to PGL to pay certain tax obligations and to fund tax preparation, accounting, legal and administrative fees and expenses. Additionally, DJL and OED may make dividends and other distributions to PGL in respect of certain payments under management agreements and to pay reasonable directors’ or managers’ fees and expenses, so long as such payments do not, in the aggregate, in any fiscal year exceed the lesser of (a) 4.0% of DJL and OED’s combined EBITDA (as defined in the PGL Credit Facility) and (b) $4.0 million. DJL and OED may also make dividends or other distributions to PGL so that PGL, subject to certain limitations, can repurchase, redeem or otherwise acquire equity interests in PGL or its restricted subsidiaries (as defined in the PGL Credit Facility) from its respective employees, members or managers.

On December 6, 2006, DJL and OED entered into a Third Amendment to Loan and Security Agreement and Consent (the “Third Amendment”).  The Third Amendment provides, among other things, that (i) OED will be permitted to make capital expenditures, in addition to those otherwise previously permitted by the terms of the PGL Credit Facility, in an aggregate amount not to exceed $25.0 million in connection with a proposed project to develop and construct a hotel and event center contiguous to OED’s casino and racetrack in Opelousas, Louisiana and (ii) the applicable interest rate margin for advances made under the PGL Credit Facility with respect to base rate loans and LIBOR rate loans and letter of credit fees were reduced.

On December 22, 2006 DJL and OED entered into a Fourth Amendment to Loan and Security Agreement and Consent (the “Fourth Amendment”).  The Fourth Amendment, among other things, (i) provided for an increase in available borrowings under the revolver portion of the facility of $15.0 million effective upon the acquisition of the Expansion Tract, (ii) permitted the issuance of the Additional PGL Notes and (iii) permits DJL to make additional capital expenditures, subject to the acquisition of the Expansion Tract, in an aggregate amount not to exceed $55.0 million in connection with the proposed project at DJL to develop and construct a new moored barge facility in Dubuque, Iowa.

On March 1, 2006, DJW and DJWC entered into a senior secured revolving credit facility with American Trust & Savings Bank that was subsequently amended on October 4, 2006 and December 21, 2006 (as amended, the “DJW Credit Facility”). The DJW Credit Facility permits DJW to request advances and letters of credit of up to $5.0 million. Advances under the DJW Credit Facility bear interest at a rate equal to the greater of (i) at DJW’s option, either LIBOR plus a margin 1.85%-2.20% or the Wall Street Journal prime rate less a margin of 1.0%, or 7.25% at December 31, 2006, and (ii) 5%. The DJW Credit Facility expires on March 1, 2010.  The available borrowing amount under such facility at December 31, 2006, after reductions for amounts borrowed and letters of credit outstanding at DJW, was $4.7 million. As of December 31, 2006, there were no outstanding advances under the DJW Credit Facility and outstanding letters of credit of approximately $0.3 million.

The DJW Credit Facility contains a number of restrictive covenants, including covenants that limit DJW’s ability to, among other things, incur or guarantee more debt and create liens. In addition, the DJW Credit Facility requires that, on an annual basis, DJW repay all advances (other than amounts designated under letters of credit) and such repayment of all advances must continue for a period of five days, after which, DJW will be allowed to resume requesting advances. The DJW Credit Facility also contains customary events of default, including nonpayment of principal and interest when due, violation of covenants, material inaccuracy of representations and warranties, bankruptcy events, and material judgments. Certain of the events of default are subject to a grace period.

DJW’s and DJWC’s obligations under the DJW Credit Facility are secured by a security interest in substantially all of DJW’s and DJWC’s tangible and intangible assets. The DJW Credit Facility is secured by substantially the same assets that secure the DJW Notes. Our Chief Executive Officer agreed to unconditionally guarantee DJW’s payment obligations to the lender under the DJW Credit Facility.

Pursuant to an intercreditor agreement between DJW and American Trust and Savings Bank, the lien on the collateral securing the DJW Credit Facility is contractually senior to the lien on the collateral securing the DJW Notes and the related guarantees. The intercreditor agreement provides that the liens securing the DJW Notes and the related guarantees on any collateral that also secures the obligations under the DJW Credit Facility is subordinated to the liens securing up to $5.0 million under the DJW Credit Facility and related interest, fees, indemnities, costs and expenses. Under the intercreditor agreement, if the DJW Notes become due and payable prior to the stated maturity thereof for any reason or are not paid in full at the stated maturity thereof at a time during which indebtedness under the DJW Credit Facility has not been fully paid, the trustee under the DJW Notes indenture, as collateral agent under the related security documents, will only have the right to foreclose upon any collateral that also secures the obligations under the DJW Credit Facility if the lender under such facility (with or without such lender taking part in any such foreclosure) either (i) fails to take steps to exercise remedies with respect to or in connection with such collateral within 180 days following notice to such lender of the occurrence of an Event of Default (as defined) under the DJW Notes indenture or (ii) fails to continue to pursue any such exercise of remedies while such Event of Default is then continuing and no insolvency proceeding is pending. The intercreditor agreement prevents the trustee under the DJW Notes indenture, as collateral agent under the related security documents, and the holders of the DJW Notes from pursuing remedies with respect to such collateral in all other instances during which indebtedness under the DJW Credit Facility has not be fully paid, including during any insolvency proceeding. The intercreditor agreement provides that the net proceeds from any disposition of the shared collateral will first be applied to repay indebtedness outstanding under the DJW Credit Facility and thereafter to repay all of the obligations of DJW, DJWC, and any subsidiary guarantors thereof under the DJW Notes.

In December 2006, DJW entered into an agreement with a slot machine manufacturer to finance the purchase of 45 slot machines related to the current casino expansion. The machines were purchased during December 2006.  Of the purchase price for the slot machines, $0.6 million of the purchase price of the slot machines was financed with equal principal payments over twelve months and zero percent interest with payments to begin in June 2007. As there was no stated interest rate on the note, DJW used an imputed interest rate of 7.4% to establish the present value of the notes by discounting, at 7.4%, all future interest and principal payments on the notes. DJW considered the rates at which it could obtain financing of a similar nature from other sources at the date of the transaction.

In January 2006, DJW entered into a capital lease agreement with a slot machine manufacturer for the purchase of 50 slot machines for a gross purchase price of approximately $0.7 million. The capital lease requires equal lease payments for 12 months beginning in April 2006. The capital lease contains an option to purchase the machines at the end of the lease for one dollar.

In November 2005, DJW entered into agreements with various slot machine manufacturers to finance the purchase of 366 slot machines. The machines were purchased during the first quarter of 2006. Of the purchase price for the slot machines, $3.6 million was financed through a slot machine vendor with equal principal payments due over thirty-six months with zero percent interest for the first twenty-four months and 7.25% interest for the remaining twelve months with payments to begin in April 2006. The remaining $0.8 million of the purchase price of the slot machines was financed through another slot machine vendor with equal principal payments over twelve months and zero percent interest with payments to begin in May 2006. As there was no stated interest rate for the first twenty-four months on one of the notes and no stated interest rate on the other note, DJW used an imputed interest rate of 7.25% to establish the present value of the notes by discounting, at 7.25%, all future interest and principal payments on the notes. DJW considered the rates at which it could obtain financing of a similar nature from other sources at the date of the transaction and the stated interest rates, if any, within the slot machine purchase agreements when determining the imputed interest rate.

General

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations, (ii) available borrowings under the PGL Credit Facility and (iii) available borrowings under the DJW Credit Facility. The available borrowing amount at December 31, 2006, after reductions for amounts borrowed and letters of credit outstanding under the PGL Credit Facility and the DJW Credit Facility was $49.1 million and $4.7 million, respectively. Contractual restrictions and other provisions contained in the agreements governing our consolidated indebtedness, including our senior credit facilities and the indentures governing the Peninsula Gaming Notes and the DJW Notes, limit or restrict our ability to use the funds available to us at each of our gaming properties.

In September 2006, DJL announced its intent to develop and construct a new casino and entertainment complex near its current casino facility.  The proposed development is expected to include approximately 1,000 slot machines, 17 table games, a five-table poker room, various restaurants, a bowling center and an entertainment center.  The Company is currently in the process of estimating total project costs and timing of completion of the new casino.

In addition, in February 2007, DJL entered into the Development Agreement with the City of Dubuque regarding, among other things, the design, development, construction and financing of a public parking facility to be located adjacent to DJL’s proposed casino development.  The City of Dubuque is currently in the process of estimating the total cost of the new parking facility.  It is anticipated that the City of Dubuque will award to a third party a construction contract to construct the parking facility no later than December 31, 2007.  The parking facility will be owned by the City of Dubuque, open to the general public and consist of approximately 1,200 spaces.  The Development Agreement requires that DJL construct its casino development to consist of not less than 140,000 square feet and at a cost of at least $45 million.  In addition, the Development Agreement provides that the parking facility will be financed by an initial payment of not less than $6.4 million by DJL to the City of Dubuque with the remainder of the cost being financed via tax increment finance bonds that will be issued by the City of Dubuque and paid off with the tax incremental revenue generated by the new DJL casino development.  As part of the Development Agreement, DJL is required to enter into a minimum assessment agreement for its new casino development and to pay the operating costs of the parking facility, including the cost of operation, security, repair and maintenance.  At its option, DJL may elect to increase the initial payment above the $6.4 million minimum which would reduce the minimum assessment for the new casino development thereby reducing ongoing property taxes.

OED is currently evaluating the proposed development and construction of a hotel and event center contiguous to its racino.

We expect our capital expenditures for the next twelve months, excluding any amounts related to the current expansion of DJW’s gaming facility in Worth County, Iowa and any amounts related to the casino development at DJL and the proposed hotel and event center development at OED, to be approximately $8.2 million. Capital expenditures for the next twelve months related to the expansion of our current gaming facility in Worth County, Iowa are expected to be approximately $24.7 million, of which approximately $3.7 million will be financed through vendor financing. Our debt maturities for the next twelve months are expected to be approximately $8.8 million. The Company plans to finance these developments with: (i) cash on hand of $69.9 million at December 31, 2006, (ii) cash generated from operations, (iii) available borrowings under the PGL Credit Facility and DJW Credit Facility and (iv) available vendor and equipment financing. There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.

Based on our cash on hand, expected cash flows from operations and our available sources of financing, we believe we will have adequate liquidity to satisfy our current operating needs at each of our gaming properties and to service our outstanding indebtedness for the next twelve months.

Our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries; (ii) the financial covenants contained in the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds or to transfer or dispose of assets; (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) our ability to adapt to changes in the gaming or horse racing industries which affect the markets in which we operate could be limited.

Contractual Obligations and Commitments and Contingent Liabilities

Our future contractual obligations and commitments at December 31, 2006 were as follows (in millions of dollars):

	Payments due by Period
Contractual Obligations	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	Thereafter

Long-Term Debt	$371.5	$8.8	$3.7	$7.5	$351.5
Interest on Long-Term Debt	178.2	34.6	68.0	66.0	9.6
Operating Leases	4.5	1.3	1.7	0.7	0.8
Purchase Commitments	6.0	2.1	3.2	0.7	—
Gaming License	3.0	1.0	2.0	—	—
Total Contractual Cash Obligations	$563.2	$47.8	$78.6	$74.9	$361.9

The following shows our contingent obligations at December 31, 2006 based on expiration dates (in millions):

	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Thereafter

Standby letters of credit	$0.4	$0.8	—	—

Off-Balance Sheet Transactions

Other than as disclosed above, we do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, cash flows, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework from measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates, among other things, a fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absense of a principal market, the most advantageous market for the asset or liability. SFAS 157 is effective for the Company’s year ending December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  If the fair value option is chosen by a company, the company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective as of the beginning of the Company’s year ending December 31, 2008.  The Company is currently evaluating whether to elect the fair value option and the impact, if any, on the Company’s financial statements of implementing SFAS 159.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We periodically evaluate our policies and the estimates and assumptions related to these policies. All of our subsidiary companies operate in a highly regulated industry. In our Iowa and Louisiana operations, we are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or credit cards, which by their nature do not require complex estimates. We estimate the useful lives for our depreciable assets. We also estimate certain liabilities including our slot club and self-insured medical and workers compensation liabilities. We believe that these estimates are reasonable based on our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in this Annual Report on Form 10-K for the year ended December 31, 2006. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the year ended December 31, 2006.

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

Our goodwill is related to our DJL operations. Our intangible assets consist of our tradename and our slot machine and electronic video game and horse racing licenses related to our operations at OED and our gaming license at DJW. We intend to use the OED tradename for the foreseeable future and our OED and DJW licenses are renewable subject to our compliance with state gaming and racing regulations and subject to voter approval of gaming in Worth County, Iowa every eight years. Our intangible assets, therefore, have been determined to have indefinite lives and are not amortized. Should these assets in the future be determined to have finite lives because of our decision to discontinue the use of the OED tradename or our inability to renew our licenses at OED or DJW, the intangible assets could become impaired and require an impairment charge and any unimpaired amounts would be amortized over their remaining useful lives.

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

Goodwill and intangible assets are also subject to impairment by, among other factors, significant changes in gaming tax rates, competition and regulatory requirements; lack of license renewals; lack of voter reapproval in Iowa; and changes in the way we use our OED tradename. At December 31, 2006, 2005 and 2004, we completed the annual impairment testing of all of our goodwill and intangible assets with indefinite lives and no impairments were indicated. We are required to perform an analysis of our goodwill and intangible assets at least on an annual basis. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods.

During the quarter ended June 30, 2006, management determined the undiscounted future cash flows of its Alexandria OTB did not support the recoverability of the fixed assets attributable to the OTB’s operation. As such, the Company recognized an impairment charge for the OTB’s assets that exceeded their estimated fair market value. The impairment charge of $0.4 million is included in depreciation and amortization in the consolidated statement of operations and is part of the Evangeline Downs operating segment.

Equity Based Compensation.  Units granted by PGP to Company employees under PGP’s Incentive Unit Plan contain a put option exercisable by the employee and are recorded at their estimated intrinsic value (which is the increase in the fair market value of the units granted based on a market multiple of forecasted total segment operating earnings) with a corresponding expense recorded within the statement of operations based on the percentage vested and any change in estimated intrinsic value at each reporting period. Fair market value of the units can change due to numerous factors including those previously mentioned under “Goodwill, Intangible and Other Long-Lived Assets”, and slower than anticipated increases or declines in operating revenues, unanticipated operating cost increases, construction delays, the market’s perception of the economy in general, the gaming industry, risk, interest rates, and alternative investments. Significant changes in estimates and forecasts related to the calculation of the estimated intrinsic value of the units may have a material effect on our results of operations in the period in which the revised estimate is made.

As of December 31, 2006, there was approximately $9.2 million of compensation expense related to nonvested awards which has not been recognized in the consolidated statement of operations.  Based on the estimated intrinsic value at December 31, 2006, approximately $6.7 million of the unrecognized value of awards is scheduled to vest over approximately two years unless vested earlier per the terms of the awards.  The remaining $2.5 million is scheduled to vest upon a change in control of the Company.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility and DJW Credit Facility. As of December 31, 2006, the Company had $4.7 million in outstanding borrowings under the PGL Credit Facility and DJW Credit Facility, including borrowings under the term loan portion of the PGL Credit Facility that have variable interest rates. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility and DJW Credit Facility (currently an aggregate amount of $59.7 million) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.6 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowings. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed and variable rate debt borrowings as of December 31, 2006 (dollars in millions):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
8 ¾% senior secured notes	April 15, 2012	8¾	%	$252.4	$252.5	*
13% senior notes with contingent interest of OED	March 1, 2010	13%		6.8	6.9	*
11% senior secured notes and related contingent put option	April 15, 2012	11%		96.5	95.5	*
Term loan	June 16, 2008	10¾	%	4.7	4.7
Notes payable and capital lease obligations	2007 — 2011	7 ¼% - 8¾	%	8.2	8.4

*                 Represents fair value as of December 31, 2006 based on information provided by an independent investment banking firm.

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

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.   The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act) as of December 31, 2006, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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

Name	Age	Position

M. Brent Stevens	46	Chief Executive Officer of the Company and Chairman of the Board of Managers of PGP
Michael S. Luzich	52	President and Secretary of the Company, DJL and PGC and Manager of PGP
Jonathan C. Swain	41	Chief Operating Officer of the Company, DJL and PGC
Natalie A. Schramm	36	Chief Financial Officer of the Company, DJL and PGC
Terrance W. Oliver	57	Manager of PGP
Andrew Whittaker	45	Manager of PGP

Management Profiles

Following is a brief description of the business experience of each of the individuals listed in the preceding table. Presently, PGP’s board of managers is comprised of five managers; however, the fifth manager has not been appointed.

M. Brent Stevens. Mr. Stevens is our Chief Executive Officer and is the Chairman of the Board of Managers of PGP, which offices he has held since 1999. Mr. Stevens also serves as Chief Executive Officer of PGL, DJL, OED and DJW. Since 1990, Mr. Stevens has been employed by Jefferies & Company, Inc., and presently is an Executive Vice President in the Investment Banking department.

Michael S. Luzich. Mr. Luzich is our President and Secretary and has been a manager of PGP since 1999. Mr. Luzich also serves as President and Secretary of PGL, DJL, OED, and DJW. Mr. Luzich is the founder and President of the Cambridge Investment Group, LLC, an investment and development company located in Las Vegas, Nevada. Prior to October 1995, Mr. Luzich was a founding partner and director of Fitzgeralds New York, Inc. and Fitzgeralds Arizona Management, Inc., which are development companies responsible for the Turning Stone Casino near Syracuse, New York for the Oneida Tribe and the Cliff Castle Casino near Sedona, Arizona for the Yavapai-Apachi Tribe, respectively.

Jonathan C. Swain. Mr. Swain was hired as Chief Operating Officer of PGL in July 2004. Mr. Swain also serves as Chief Operating Officer DJL, OED, and DJW. Mr. Swain served from 2000 through July 2004 as Vice President and General Manager of Palace Station, Santa Fe Station and Sunset Station, three properties of Station Casinos Inc., a hotel and gaming company headquartered in Las Vegas, Nevada. In 1999 and 2000, Mr. Swain served as Vice President and General Manager of the Hard Rock Hotel and Casino in Las Vegas. From 1995 through 1999, Mr. Swain worked for the Aztar Resorts Inc., serving as the Corporate Vice President of Marketing and President of the Las Vegas Tropicana. Aztar Resorts, Inc. is a hotel and gaming company headquartered in Phoenix Arizona. From 1993 to 1995, Mr. Swain served as Vice President of Marketing and as Executive Director of International Marketing with the Trump Taj Mahal in Atlantic City, New Jersey.

Natalie A. Schramm. Ms. Schramm is our Chief Financial Officer, which office she has held since 1999. Ms. Schramm also serves as Chief Financial Officer of DJL, OED and DJW. Ms. Schramm served as Assistant General Manager of DJL from April 1, 2000 to December 31, 2002. On January 1, 2003, Ms. Schramm was appointed General Manager of DJL. Ms. Schramm joined our predecessor, Greater Dubuque Riverboat Entertainment Company, L.C., in November 1996 and was formerly employed by Aerie Hotels and Resorts in Oak Brook, Illinois as Corporate Accounting Manager since 1992. She was responsible for the corporate accounting functions of the Silver Eagle, the Eagle Ridge Inn and Resorts, located in Galena, Illinois and the Essex Hotel, located in Chicago, Illinois. She served as Internal Audit Manager for the Silver Eagle and was a member of a development team that successfully pursued a riverboat gaming license in Indiana.

Marcia S. Seligman.  Ms. Seligman was our Vice President and Corporate Counsel, which office she held since October 2004.  Ms. Seligman was formerly in private practice with an emphasis in corporate and real estate law from 1997 to 2004.  Prior to 1997, Ms. Seligman was Vice President and General Counsel of Grand Casinos, Inc., a publicly held company that owned casinos in Mississippi and managed Native American casinos in Louisiana, Minnesota and Mississippi.  Previous to her experience at Grand Casinos, Inc., Ms. Seligman served as Director of Legal Services of General Growth Management, Inc., a shopping center owner and developer based in Chicago, Illinois. Ms. Seligman resigned from the Company effective February 28, 2006.

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

Audit Committee

Terrance W. Oliver and Andrew Whittaker serve on the Company’s audit committee. The board of directors of the Company has determined that each of Messrs. Oliver and Whittaker is an “audit committee financial expert” as that term is used in Item 401(h)(2) of Regulation S-K adopted by the SEC. Although the Company is not a “listed issuer” within the meaning of Rule 10A-3 under the Exchange Act, the board of directors of the Company has determined that each of Messrs. Oliver and Whittaker would be considered an “independent” director within the meaning of the rules of the New York Stock Exchange for listed companies and within the meaning of Rule 10A-3 under the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller or persons performing a similar function. A copy of our code of ethics may be obtained, free of charge, upon written request to our principal place of business.

ITEM 11.                                            EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion describes the material elements of the compensation awarded to, earned by, or paid to our officers who are considered to be “named executive officers” during the Company’s last fiscal year.  Named executive officers consist of the individuals who served as our chief executive officer, chief financial officer and the three other executive officers who received the highest amount of total compensation in 2006, whose names are set forth below in the table under “Executive Compensation — Summary Compensation Table.”

Compensation Objectives

Our compensation program is designed to attract and retain talented and dedicated executive officers, ensure executive compensation is aligned with our corporate strategies and business objectives, promote the achievement of key strategic and financial performance measures by linking short- and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals, and align executives’ incentives with the creation of equity-holder value.

To achieve these objectives, we have designed and implemented incentive compensation to primarily reward our executives for positive financial performance.

The principal components of the compensation package for the Company’s executive officers are:

•                  Base salary;

•                  Cash bonus; and

•                  Equity-based compensation awards under PGP’s Incentive Unit Plan.

Overall, our aim is to offer our executives total compensation opportunities that represent a median compensatory level among a peer group of competitive companies.  Accordingly, we seek to review the compensation that we offer against that offered by peer group companies on an annual basis.

Processes and Procedures for Determining Compensation

PGP’s operating agreement has delegated certain powers traditionally vested in the Board of Managers to an executive committee consisting of the Chief Executive Officer and President and Secretary.  Among the powers and responsibilities delegated to the executive committee under the operating agreement is the authority, subject to the approval of the Board of Managers, to unanimously approve the engagement of all of our executive officers whose compensation exceeds $100,000 annually.  In the event that the executive committee is unable to reach a unanimous determination as to any such engagement within a reasonable period of time, the executive committee submits the prospective engagement to the independent managers of the Board of Managers, who then make a final determination.  The Chief Executive Officer determines changes to salary and bonus compensation of our executive officers.

The Board of Managers administers PGP’s 2004 Amended and Restated Incentive Unit Plan, referred to as the IUP.  Awards under the IUP are recommended by the Chief Executive Officer and considered by the Board of Managers.  Our Chief Executive Officer abstains from decisions made by the Board of Managers relating to his compensation.

Compensation Components

We compensate our executives through a mix of base salary, cash bonus awards and equity-based compensation.

Base Salaries

Base salaries for our named executive officers are intended to be competitive with industry peers and other comparable companies. We establish base salaries for our executives based on the scope of their responsibilities, and take into account competitive market compensation paid by companies in our competitive peer group for similar positions.  Our Chief Executive Officer evaluates executive performance and reaches base salary compensation decisions based upon a subjective and careful analysis of each executive’s specific contributions.  Our Chief Executive Officer takes into consideration the level of responsibility and experience of each named executive officer and the knowledge and skill required to perform such executive’s job requirements.

In the case of certain named executive officers, base salaries were initially set in employment agreements, which typically provide for a minimum increase in base salary each year.  See “Executive Compensation — Employment and Consulting Agreements.”  Neither Mr. Stevens, our Chief Executive Officer, nor Mr. Luzich, our President and Secretary, receives compensation in the form of a base salary.  Each year, based on each individual’s performance and contribution and other factors described above, our Chief Executive Officer reviews salary and, if appropriate, adjusts salary levels for each of our other named executive officers.

Cash Bonuses

Cash bonuses for our named executive officers, likewise, are intended to be competitive with industry peers and other comparable companies.  Our named executive officers can earn additional cash incentive compensation each year to provide annual incentive for excellence in business and individual performance.  Our cash bonuses, as opposed to our equity grants, are designed to more immediately reward our executive officers for their performance during the most recent year and are intended to reward the achievement of annual corporate financial and personal performance goals. We believe the immediacy of these cash bonuses, in contrast to our equity grants which vest over a period of time, provides a significant incentive to our executives towards achieving their respective individual objectives.  We believe our cash bonuses are an important motivating factor to our executive officers, in addition to being a significant factor in attracting and retaining certain of our executive officers.  After reviewing individual performances and industry peers, the Chief Executive Officer determines bonuses and other incentive awards.  In those cases where a named executive officer has an employment agreement, provision for the payment of a cash bonus is made on terms consistent with our general cash bonus policy.  Mr. Luzich received a one time cash bonus during 2006 related to the successful development of our new Diamond Jo Worth casino.  Mr. Stevens does not receive compensation in the form of a cash bonus.

Equity-Based Compensation

We believe that positive long-term Company performance is best achieved through an ownership culture that provides incentive to our executive officers through the use of equity compensation.  PGP adopted the IUP to provide for the grant of profits interests to certain employees, including our named executive officers.  The IUP was adopted to, among other things: (i) align compensation rewards with operating results and equity-holder value; (ii) attract and retain qualified individuals; (iii) motivate participants to achieve long-range goals; (iv) provide compensation opportunities competitive with the Company’s industry peers and other comparable companies; and (v) provide a higher return on equity by focusing award participation on those individuals with a demonstrated capacity to increase growth in equity value.  We believe that this strategy is consistent with our business goals, including equity-holder return, employee retention, and revenue and segment operating earnings growth.

The Board of Managers, with the consultation and advice of the Chief Executive Officer, selects the recipients and sets the terms of profits interests granted under the IUP.  Generally, profits interests granted under the IUP will be subject to terms and conditions customary for such plans, which may include vesting requirements, transfer restrictions, satisfaction of budget-related performance criteria and similar conditions and qualifications, in each case, as approved by PGP’s Board of Managers or a subcommittee thereof.  Holders of profits interests issued under the IUP are entitled to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant), and distributions on liquidation only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant.  Under the terms of the IUP, PGP may grant profits interests from time to time representing up to 15.5% of its outstanding capital interests on a fully diluted basis.

In determining the size of equity grants to our executive officers, our Board of Managers considers our company-level performance, the applicable executive officer’s performance, comparative equity ownership of our competitors and peer group, the amount of equity previously awarded to the applicable executive officer, the vesting of such awards and the recommendations of management and any other consultants or advisors that our Board of Managers may choose to consult.  We currently do not have any formal plan requiring us to grant, or not to grant, equity compensation on specified dates.  We do not have any equity ownership guidelines for our executive officers.

Benefits and other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan.  Certain of these benefits require the employee to pay a premium, with the Company paying the remainder of the premiums.  These benefits are offered on the same basis to all employees, except that the Company maintains $1 million life insurance policies for each of our Chief Financial Officer and our Chief Operating Officer, for which the Company is not the beneficiary.  We also provide supplemental health insurance for certain of our named executive officers that provides for payment of up to $10,000 per claim and $100,000 in the aggregate annually for out-of-pocket expenses and deductible costs.

Our 401(k) retirement plan is available to all eligible employees.  Company matching contributions to the 401(k) plan are made at the discretion of the Board of Managers.  In 2006, the Company matched elective employee-participant contributions of our participating named executive officers on a basis of 50% of the employee’s contribution up to 8% of their compensation.  Certain employees, including the named executive officers are eligible to receive automobile allowance and membership fees of clubs and associations paid by us.  In addition, we provide a deferred compensation plan under which eligible employees may defer compensation and with respect to which we match 100% of any deferred compensation up to the first five percent of the employee’s total compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the years indicated concerning the compensation paid to our named executive officers for services rendered in all capacities to PGL, DJL, OED and DJW, as applicable, during 2006.  None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.  Earnings on deferred compensation are not reflected in this column because the return on earnings is calculated in the same manner and at the same rate as earnings on externally managed publicly available mutual funds.  See “Executive Compensation — Non-qualified Deferred Compensation.”

Name and Principal Position	Year	Salary	Bonus (1)	IUP Awards (2)	All Other Compensation		Total
M. Brent Stevens Chief Executive Officer	2006	$—	$—	$—	$207,522	(3)	$207,522
Michael S. Luzich President and Secretary	2006	—	145,000	—	1,835,179	(4)	1,980,179
Jonathan C. Swain Chief Operating Officer	2006	417,692	400,000	6,751,819	58,668	(5)	7,628,179
Natalie A. Schramm Chief Financial Officer	2006	240,173	180,000	1,732,955	40,539	(6)	2,193,667
Marcia S. Seligman (7) Corporate Legal Counsel	2006	44,546	—	—	852		45,398

(1)	Bonus amounts reflect compensation in the fiscal year earned regardless of the year in which paid.

(2)

Amounts in this column reflect the dollar amount of IUP awards recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment. Assumptions used in the calculation of these amounts are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies included elsewhere in this Form 10-K.

(3)

Mr. Stevens did not receive a cash salary or bonus from the Company in 2006. All Other Compensation represents compensation accrued at PGP, but not paid, in respect of services allocable to the Company.

(4)

Mr. Luzich did not receive a cash salary from the Company in 2006. All Other Compensation represents fees earned pursuant to a consulting agreement with PGP and OED in the aggregate amount of $1,835,179 for 2006. See “Executive Compensation — Employment and Consulting Agreements.”

(5)

Mr. Swain received $1,793 in premiums paid on life insurance in excess of Internal Revenue Service limitations, $7,700 in automobile allowance, $5,760 in membership fees of clubs and associations, $7,500 in matching contributions to our 401(k) plan, and $35,915 in matching contributions to our deferred compensation plan.

(6)

Ms. Schramm received $1,793 in premiums paid on life insurance in excess of Internal Revenue Service limitations, $7,700 in automobile allowance, $4,270 in membership fees of clubs and associations, $7,500 in matching contributions to our 401(k) plan, and $19,276 in matching contributions to our deferred compensation plan.

(7)

Ms. Seligman ceased employment with the Company as of February 28, 2006. If Ms. Seligman remained employed by us as of December 31, 2006, she would have been considered a named executive officer. During 2006, Ms. Seligman received $852 in vested matching contributions to our deferred compensation plan.

Grants of Equity Awards

The Company did not make any grants under its IUP in 2006.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding outstanding equity awards (consisting solely of awards under the IUP) held by our named executive officers as of December 31, 2006:

Name	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)(1)	Number of Unearned Units or Other Rights That Have Not Vested (#)	Market Value of Unearned Units or Other Rights That Have Not Vested ($)(1)
M. Brent Stevens	—	$ —	—	$ —

Michael S. Luzich	—	—	—	—

Jonathan C. Swain	4,146	641,464	45,272	6,735,364

Natalie A. Schramm	1,037	160,366	11,318	1,683,841

Marcia S. Seligman	—	—	—	—

(1)           Represents estimated intrinsic value at December 31, 2006.

At a meeting of the Board of Managers of PGP held on February 25, 2005, PGP approved grants of profits interests under the IUP to certain executive officers of PGP and/or its subsidiaries aggregating 10.50% of the outstanding membership units of PGP on a fully diluted basis, of which 2% was awarded to Mr. Swain and 0.5%, awarded to Ms. Schramm and the balance awarded to Messrs. Stevens and Luzich as incentive compensation to such individuals at PGP and thus not reflected in this table.  The terms of the awards reflected in the table above include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti dilution protection, transfer restrictions and other customary terms and provisions.

At a meeting of the Board of Managers of PGP held on September 12, 2005, PGP granted awards of profits interests under the IUP to certain executive officers of the Company and its subsidiaries aggregating 5.0% of the outstanding membership units of PGP on a fully diluted basis, of which 4% was awarded to Mr. Swain and 1.0% was awarded to Ms. Schramm, in each case subject to certain anti-dilution provisions which are designed to preserve the percentage of profits interest originally granted.

Under the terms of the awards granted on September 12, 2005, 20% of the profits interests vest on each of the first and second anniversaries of the grant date and an additional 40% vest on the third anniversary, provided that in each of those preceding years the Company and its subsidiaries achieves certain target consolidated segment operating earnings set forth in the Company’s annual budget.  If the Company achieves between 80% and 100% of the target consolidated segment operating earnings then that percentage of profits interests available to vest for that year will vest.  Upon a change of control or recapitalization, the remaining 20% of the profits interests granted and any remaining unvested interests vest immediately.  If the employee is terminated without cause, the profits interests vest immediately.  All profits interests that do not vest in accordance with their terms shall be forfeited and cancelled.

Equity Vested

The following table sets forth information regarding the vesting of equity awards held by the named executive officers during the year ended December 31, 2006.

	IUP Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
M. Brent Stevens	—	$ —

Michael S. Luzich	—	—

Jonathan C. Swain	25,358	3,821,148

Natalie A. Schramm	6,339	955,287

Marcia S. Seligman	—	—

(1)           Represents estimated intrinsic value at December 31, 2006.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.  Our Board of Managers may elect to adopt qualified or non-qualified defined benefit plans in the future if it determines that doing so is in our best interests.

Non-qualified Deferred Compensation

The Peninsula Gaming, LLC - Executive Nonqualified Excess Plan, referred to as the deferred compensation plan, is a non-qualified deferred compensation plan that allows eligible executives, including certain named executive officers, and other key-employees to defer up to 20% of their base salary and up to 80% of their cash bonus compensation.  The following table illustrates the amounts due to each of our named executive officers under the deferred compensation plan as of December 31, 2006.  In addition, the table shows contributions made under the deferred compensation plan by the named executive officers and the Company in 2006 together with fiscal year end balances.

Name and Principal Position	Year	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End (3)
M. Brent Stevens Chief Executive Officer	2006	$ —	$ —	$ —	$ —	$ —
Michael S. Luzich President and Secretary	2006	—	—	—	—	—
Jonathan C. Swain Chief Operating Officer	2006	35,915	35,915	17,266	—	144,421
Natalie A. Schramm Chief Financial Officer	2006	19,276	19,276	10,609	—	83,959
Marcia S. Seligman Corporate Legal Counsel	2006	2,555	852	909	(13,450)	—

(1)             Contributions are included in the “All Other Compensation” column of the Summary Compensation Table.

(2)             No amounts shown in the Aggregate Earnings column are reported as compensation in the Summary Compensation Table.

(3)             Amounts shown represent all vested and unvested amounts due under the deferred compensation plan. At December 31, 2006, Mr. Swain and Ms. Schramm’s vested balance was $119,869 and $83,959, respectively.

Under the deferred compensation plan, we match 100% of any deferred compensation up to the first five percent of the employee’s total compensation deferred.  The deferred compensation plan is not intended to provide for the payment of above-market or preferential earnings on compensation deferred under the plan.  Earnings on deferred compensation are calculated in the same manner and at the same rate as earnings on certain externally managed publicly available mutual funds. Employee deferrals are deemed to be invested in these funds in accordance with the applicable employee’s election.  Employees under the deferred compensation plan do not actually own any share of the investment options he or she elects.

All employee contributions to the deferred compensation plan are fully vested at the time of deferral.  All Company match contributions vest over a three year period commencing on the employee’s first day of employment.  In addition, all balances under the deferred compensation plan will become fully vested upon the employee’s death, disability or reaching normal retirement age or upon a change of control of the Company.  Qualifying distribution events under the plan include, but are not limited to, the applicable employee’s separation from service, disability or death, change in control of the Company and hardship withdrawals.

Employment and Consulting Agreements

Michael S. Luzich-President and Secretary

Mr. Luzich is party to a consulting agreement with PGP and OED pursuant to which he is entitled to receive compensation in an aggregate annual amount equal to (a) 2% of DJL’s unconsolidated earnings before interest, taxes, depreciation, amortization and other non-recurring charges, plus (b) 2.5% of OED’s and DJW’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges plus (c) 2.5% of earnings before interest, taxes, depreciation, amortization and other non-recurring charges of any future gaming operations acquired, directly or indirectly, by PGP.  The consulting agreement has a one-year term and, subject to the occurrence of various termination events, is renewable automatically for successive one-year terms.  Under this agreement, Mr. Luzich is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP.

Jonathan C. Swain-Chief Operating Officer

In July 2004, Mr. Swain entered into an employment agreement with PGL to serve as Chief Operating Officer.  Under the terms of his employment agreement, Mr. Swain was entitled to receive from PGL a base annual salary of $400,000 during his first twelve months of employment, plus a cash bonus of $30,000 upon commencing his employment, an additional $30,000 in October 2004 and an additional $180,000 of which 25% vested upon signing of his employment agreement and the remaining 75% vests equally over a three year period.  In addition to the base salary, Mr. Swain is entitled to receive an annual cash bonus payable by PGL based on his performance during the previous fiscal year, determined on a basis consistent with bonuses paid to similarly situated executive officers of PGL.  Mr. Swain has also been granted profits interests under the IUP aggregating 6%, of which 2% are scheduled to vest over the term of his employment agreement and 3.2% are scheduled to vest upon the achievement of certain financial targets of the Company with the remaining 0.8% vesting upon the occurrence of a change in control or recapitalization of PGP.  Upon any termination of Mr. Swain’s employment or upon the occurrence of a change of control or recapitalization of PGP, Mr. Swain is entitled at his option to cause the Company to redeem all vested membership interests granted to him under the IUP for cash at their fair market value at the time of termination of employment.  If Mr. Swain is terminated for any reason other than for cause or as part of a mutual termination, as defined in his employment agreement, he is entitled to receive the sum of: (a) severance is the amount equal to the lesser of (i) the balance of his base compensation due for the remainder of his term of employment and (ii) twelve months base compensation; and (b) a prorated share of the cash bonus to which Mr. Swain otherwise would be entitled had his employment continued to the end of the year.  For more information relating to payment obligations of the Company upon termination of Mr. Swain’s employment, see “Executive Compensation—Potential Payments Upon Termination or Change of Control”.  Mr. Swain’s employment agreement has an initial term of three years.

Natalie A. Schramm-Chief Financial Officer

In July 2004, Ms. Schramm entered into an employment agreement with PGL.  Under the terms of her employment agreement, Ms. Schramm was entitled to receive from PGL a base annual salary of $230,000 in the twelve months beginning July 1, 2004, which is subject to upward adjustment annually by not less than 5% of the prior year’s compensation.  In addition to base salary, Ms. Schramm is entitled to receive an annual cash bonus payable by PGL based on her performance during the previous fiscal year, determined on a basis consistent with bonuses paid to similarly situated executive officers of PGL.  Ms. Schramm has also been granted profits interests under the IUP aggregating 1.5%, of which 0.5% are scheduled to vest over the term of her employment agreement and 0.8% are schedule to vest upon the achievement of certain financial targets of the Company with the remaining 0.2% vesting upon the occurrence of a change in control or recapitalization of PGP.  Upon any termination of Ms. Schramm’s employment or upon the occurrence of a change of control or recapitalization of PGP, Ms. Schramm is entitled at her option to cause the Company to redeem all vested membership interests granted to her under the IUP for cash at their fair market value at the time of termination of employment.  For more information relating to severance obligations of the Company upon termination of Ms. Schramm’s employment, see “Executive Compensation—Potential Payments Upon Termination or Change of Control”.  Ms. Schramm’s employment agreement has an initial term of three years.

Marcia S. Seligman-Former Corporate Legal Counsel

In October 2004, Ms. Seligman entered into an employment agreement with PGL. Under the terms of her employment agreement, Ms. Seligman was entitled to receive from PGL a base annual salary of $140,000 in the twelve months beginning October 1, 2004. In addition to the base salary, Ms. Seligman was entitled to receive an annual cash bonus payable by PGL based on her performance during the previous fiscal year. Ms. Seligman resigned from the Company effective February 28, 2006 and received a pro rata portion of her annual base salary based on the number of days she was employed during the 2006 fiscal year.

Potential Payments Upon Termination or Change of Control

Michael S. Luzich

Mr. Luzich’s consulting agreement does not provide for payments upon a change of control of the Company.

Jonathan C. Swain

If within 12 months of a sale or transfer of a controlling interest in the Company or substantially all of the Company’s assets and operations during the term of his employment, or Mr. Swain terminates his employment for good reason, as defined in his employment agreement, or the Company terminates him for any reason other than for cause, as defined in his employment agreement, then Mr. Swain is entitled to receive: (1) the balance of his base compensation due for the remainder of the term of his employment contract; and (2) a prorated share of the cash bonus to which he would have been entitled had his employment continued to the end of the then current calendar year due under the agreement.  Upon the occurrence of a change of control or recapitalization of PGP, all unvested membership interests granted to Mr. Swain under the IUP will vest.  Upon any termination of Mr. Swain’s employment or upon the occurrence of a change of control or recapitalization of PGP, Mr. Swain is also entitled at his option to cause the Company to redeem all vested membership interests granted to him under the IUP for cash at their fair market value such time.

Natalie A. Schramm

In the event a controlling interest in the Company or substantially all of the Company’s assets and operations are transferred or sold to an unrelated entity or person at any time during the term of Ms. Schramm’s employment, she is entitled to receive severance equal to 12 months of her base salary; provided, if following such transaction Mr. Stevens remains the Company’s CEO or managing partner, then Ms. Schramm shall not receive such severance payments.  Upon the occurrence of a change of control or recapitalization of PGP, all unvested membership interests granted to Ms. Schramm under the IUP will vest.  Upon any termination of Ms. Schramm’s employment or upon the occurrence of a change of control or recapitalization of PGP, Ms. Schramm is also entitled at her option to cause the Company to redeem all vested membership interests granted to her under the IUP for cash at their fair market value at such time.

MANAGER COMPENSATION

Manager Compensation Table

The following table sets forth a summary of the compensation we paid to our Managers in 2006:

Name	Fees Earned or Paid in Cash	Total
M. Brent Stevens	$78,750	$78,750
Michael S. Luzich	3,750	3,750
Terrance W. Oliver	3,750	3,750
Andrew Whittaker	3,750	3,750

All managers serving on the Board of Managers receive annual board fees for serving on the Board of Managers of PGP, which fees are allocated between PGP and the Company (of which the portion allocated to the Company is reflected in the table above), and are reimbursed for their travel and out-of-pocket expenses related to their attendance at Board of Managers meetings.  The Audit Committee of the Board of Managers consists of Messrs. Oliver and Whittaker, neither of whom receive additional fees for service on such committee.

Compensation Committee Interlocks and Insider Participation

We have no standing compensation committee.  All compensation decisions are made by either the Chief Executive Officer, or in the case of compensation of our Chief Executive Officer, the Board of Managers.

Board of Managers Report

The Board of Managers has reviewed the Compensation Discussion and Analysis and discussed that analysis with management.  Based on its review and discussions with management, the Board of Managers has approved the inclusion of the Compensation Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  This report is provided by the following members of the Board of Managers:

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

The table below sets forth, as of December 31, 2006, information regarding the beneficial ownership of outstanding membership interests of PGP by:

(a)                                  each person or entity known by us to own beneficially 5% or more of the common membership interests of PGP;

(b)                                 each manager and executive officer of PGP; and

(c)                                  all managers and executive officers of PGP as a group.

The following information is helpful to an understanding of, and qualifies the beneficial ownership data contained in, the table set forth below. PGP has three outstanding classes of membership interests: (i) convertible preferred interests, which are convertible at the option of the holder into non-voting common membership interests; (ii) voting common membership interests; and (iii) non-voting common membership interests, which outstanding interests consist of awards under the IUP. Mr. Stevens holds 358,904 PGP membership interests directly and 413,333 PGP common membership interests indirectly through PGP Investors, LLC, a Delaware limited liability company. Mr. Stevens is the sole managing member of PGP Investors, LLC and exercises voting and investment power over the PGP common membership interests owned by PGP Investors, LLC. Mr. Stevens and Mr. Whittaker, managers of PGP, are an Executive Vice President and a Vice Chairman, respectively, of Jefferies & Company, Inc. (“Jefferies”). In addition, Jefferies and some of its affiliates, officers and employees are members of PGP Investors, LLC. Mr. Whittaker holds an economic interest in approximately 41,667 PGP common membership interests indirectly through his membership in PGP Investors, LLC, but does not exercise voting or investment power with respect to these PGP common membership interests. Mr. Oliver holds his interest through The Oliver Family Trust. The total holdings of all managers and executive officers as a group includes the 413,333 PGP common membership interests held by PGP Investors, LLC, over which Mr. Stevens exercises sole voting and investment power. Unless otherwise indicated, the address of each manager or executive officer of PGP is c/o Diamond Jo, LLC, 400 East Third Street, P.O. Box 1750, Dubuque, Iowa, 52001-1750.

Name and Address of Beneficial Owner	Voting Common Membership Interests Beneficially Owned	Percent of Class	Non-voting Common Membership Interests Beneficially Owned	Percent of Class	Convertible Preferred Membership Interests Beneficially Owned	Percent of Class

M. Brent Stevens c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	661,583	66.16%	91,248	29.73%	19,323	6.09%

PGP Investors, LLC(1) 11100 Santa Monica, 10th Floor Los Angeles, CA 90071	413,333	41.33%	—	—	—	—

Michael S. Luzich c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	323,333	32.33%	91,248	29.73%	19,323	6.09%

Terrance Oliver c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	15,000	1.5%	—	—	—	—

Andrew Whittaker(1) c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	41,667	41.67%	—	—	—	—

Jonathan Swain (2) c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	—	—	99,543	32.43%	—	—

Natalie Schramm (2) c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	—	—	24,886	8.11%	—	—

All managers and executive officers as a group (7 persons)	1,000,000	100.00%	306,925	100.00%	38,646	12.18%

(1)             These interests are attributable to Mr. Stevens and are included in the calculation of his beneficial ownership and percentage of ownership data.

(2)             Interests owned by Mr. Swain and Ms. Schramm are non-voting.

ITEM 13.                                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DJW Credit Facility Guarantee

In connection with entering into the DJW Credit Facility, our Chief Executive Officer agreed to unconditionally guarantee DJW’s payment obligations to the lender thereunder.  For more information regarding the DJW Credit Facility, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

Managing Member Indemnification

Under our operating agreement and the operating agreement of PGP, we and PGP have agreed, subject to few exceptions, to indemnify and hold harmless PGP and the members of PGP, as the case may be, from liabilities incurred as a result of their positions as our sole manager and as members of PGP.

Operating Agreement of PGP

In accordance with PGP’s operating agreement, the Board of Managers is composed of five individuals, two of whom must be independent managers. At any time that M. Brent Stevens, together with any entity controlled by Mr. Stevens, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Stevens is entitled to designate three of PGP’s managers, including one of the two independent managers. The two independent managers are required to serve as members of the independent committee. Under PGP’s operating agreement, PGP Advisors, LLC, a Delaware limited liability company, of which Mr. Stevens is the sole managing member, may render financial advisory and consulting services to PGP and is entitled to receive commercially reasonable fees for the services consistent with industry practices. To date, PGP has not entered into any such arrangements with Mr. Stevens. At any time that Michael Luzich, together with any entity controlled by Mr. Luzich, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Luzich is entitled to designate two of PGP’s managers, including the other independent manager. In consideration for their execution of personal guarantees to provide credit support for OED’s credit facilities, each of Messrs. Luzich and Stevens were granted profits interests of 1.5% of PGP’s fully diluted membership interests by PGP’s board of managers. Messrs. Stevens and Luzich are entitled to receive distributions on liquidation in respect of such profits interests only to the extent of any appreciation in the fair market value of PGP interests since the date of grant of such profits interests.

Presently, the Board of Managers is composed of four managers. If not appointed earlier, a fifth manager may be appointed by Mr. Stevens at a future meeting of managers. A manager may resign at any time, and the member who designates a manager may remove or replace that manager from the Board of Managers at any time.

On May 21, 2003, PGP’s operating agreement was amended to create an executive committee consisting of Messrs. Luzich and Stevens. Under the amendment, the executive committee manages our business and affairs. The executive committee meets weekly or as otherwise agreed upon between Messrs. Luzich and Stevens. Other than with respect to any officers whose responsibilities include any project or real estate development, all executive officers of PGP and its subsidiaries shall report to the Chief Executive Officer of PGP. The executive committee shall, subject to the approval of the Board of Managers, unanimously approve the engagement of all of our executive officers (whose compensation exceeds $100,000 annually), attorneys and accountants. In the event that the executive committee is unable to reach a unanimous determination as to any such engagement within a reasonable period of time, the executive committee shall submit the prospective engagement to the independent managers the Board of Managers board, whose determination shall be final.

At a meeting of the Board of Managers held on February 25, 2005, PGP approved certain amendments to its operating agreement to permit certain amendments to PGP’s 2004 Incentive Unit Plan, including increasing the percentage of profits interests issuable under such plan from 10% to 12% of PGP’s outstanding membership interests on a fully diluted basis. The Board of Managers approved an additional amendment to its operating agreement on September 12, 2005 to increase the percentage of profits interests issuable under the 2004 Incentive Unit Plan to 15.5% of PGP’s outstanding membership interests on a fully diluted basis.

Management Services Agreement — DJL, OEDA, and OED

DJL and OEDA (together, the “Operators”) manage and operate OED’s racino near Lafayette, Louisiana and OED’s OTBs pursuant to a management services agreement. Although the Operators may obtain services from affiliates to the extent necessary to perform their obligations, the Operators are fully responsible for all obligations under the agreement. Fees under the management services agreement are shared between DJL and OEDA, with DJL receiving 75% and OEDA receiving 25% of such fees.

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

Under the management services agreement, “EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization. In calculating earnings, the basic management fee, the incentive fee and reimbursables payable under the management services agreement are excluded.  During 2006, 2005 and 2004 OED expensed affiliate management fees payable to OEDA of $0.9 million, $0.7 million and $ 0.5 million, respectively, related to this agreement.

Profits Interests

At a meeting of the Board of Managers of PGP held on February 25, 2005, PGP approved grants of profits interests under the IUP to certain executive officers of PGP and/or its subsidiaries aggregating 10.50% of the outstanding membership units of PGP on a fully diluted basis, of which 4% was awarded to Mr. Stevens, 4% was awarded to Mr. Luzich, 2% was awarded to Mr. Swain and 0.5% was awarded to Ms. Schramm.  The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti dilution protection, transfer restrictions and other customary terms and provisions.  PGP also approved the grant of profits interests outside of the IUP (on terms substantially similar to those awarded under the IUP) to each of Messrs. Stevens and Luzich representing 1.5% of the outstanding membership units of PGP on a fully diluted basis.

At a meeting of the Board of Managers of PGP held on September 12, 2005, PGP granted awards of profits interests under the IUP to certain executive officers of the Company and its subsidiaries aggregating 5.0% of the outstanding membership units of PGP on a fully diluted basis, of which 4% was awarded to Mr. Swain and 1.0% was awarded to Ms. Schramm, in each case subject to certain anti-dilution provisions which are designed to preserve the percentage of profits interest originally granted.

Under the terms of the awards granted on September 12, 2005, 20% of the profits interests vest on each of the first and second anniversaries of the grant date and an additional 40% vest on the third anniversary, provided that in each of those preceding years the Company and its subsidiaries achieves the target consolidated segment operating earnings set forth in the annual budget.  If the Company achieves between 80% and 100% of the target consolidated segment operating earnings then that percentage of profits interests available to vest for that year will vest.  Upon a change of control or recapitalization, the remaining 20% of the profits interests granted and any remaining unvested interests vest immediately.  If the employee is terminated without cause, the profits interests vest immediately.  All profits interests that do not vest shall be forfeited and cancelled.

Management Services Agreement — DJW and PGP

In 2005, DJW entered into a management services agreement (“MSA”) with PGP. Pursuant to the terms of that agreement, PGP will design, develop, construct, manage and operate the new casino in Worth County, Iowa and provide certain pre-opening services in connection therewith. Under the management services agreement, PGP is entitled to receive a pre-opening service fee equal to $40,000 per month commencing in September 2005 and ending upon opening of the new casino to the public. Upon commencement of operations at the new casino, PGP will also receive a basic management fee equal to 1.75% of net revenue (less net food and beverage revenue) and an incentive fee equal to:

•              3.0% of the first $25.0 million of EBITDA (as defined below);

•              4.0% of EBITDA in excess of $25.0 million but less than $30.0 million of EBITDA; and

•              5.0% of EBITDA in excess of $30.0 million.

“EBITDA” is defined in the management services agreement as earnings before interest, income taxes, depreciation and amortization; provided, however, that in calculating earnings, the basic management fee, the incentive fee payable under the management services agreement shall not be deducted. The management services agreement will terminate on the later of (i) April 2014 or (ii) the date of sale by PGP of its beneficial ownership of the DJW’s membership interests. During 2006 and 2005, the Company expensed affiliate management fees of $1.7 million and $0.2 million, respectively, related to this agreement.

ITEM 14.                                            PRINCIPAL ACCOUNTANT FEES AND SERVICES

(in thousands):	2006	2005
Audit fees	$400	$331
Audit-related fees (1)	104	117
Tax fees (2)	39	31
All other fees	—	—

(1)             Quarterly and annual internal control, procedures related to compliance with state gaming regulations and quarterly net slot machine proceeds audits.

(2)             Compliance related services primarily involving research.

In accordance with our internal policies, all fees related to audit services rendered by our independent accountants are required to be pre-approved by our audit committee. In addition, all of the audit services described above in this Item 14 for the years ended December 31, 2006 and 2005 have been approved by our audit committee.

PART IV

ITEM 15.                                            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this report:

(1)                                  Financial Statements—see Index to Consolidated Financial Statements and Schedule appearing on page F-1.

(2)                                  Financial Statement Schedules—see Index to Consolidated Financial Statements and Schedule appearing on page F-1.

(3)                                  Exhibits:

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit*
3.1

Certificate of Formation of Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 3.1A of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999. (With regard to applicable cross-references in this Form 10-K, Peninsula Gaming Company, LLC’s Form S-4, Current, Quarterly and Annual Reports were filed with the SEC under File No. 333-88829.

3.2	Amendment to Certificate of Formation of Peninsula Gaming Company, LLC—incorporated by reference to Exhibit 3.1B of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

3.3

Certificate of Amendment to the Certificate of Formation of Peninsula Gaming Company, LLC, dated March 10, 2004—incorporated herein by reference to Peninsula Gaming Company, LLC’s Quarterly Report on Form 10-Q filed May 14, 2004.

3.4	Amended and Restated Operating Agreement of Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 3.2 of Peninsula Gaming Company, LLC’s Form S-4 filed on October 12, 1999.

3.5	Certificate of Formation of Peninsula Casinos, LLC, dated February 27, 2004—incorporated by reference to Exhibit 3.3A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

3.6

Certificate of Amendment to the Certificate of Formation of Peninsula Casinos, LLC, dated March 9, 2004—incorporated by reference to Exhibit 3.3B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

3.7

Operating Agreement of Peninsula Gaming, LLC (formerly known as Peninsula Casinos, LLC, dated June 14, 2004—incorporated by reference to Exhibit 3.4 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

3.8

Certificate of Incorporation of The Old Evangeline Downs Capital Corp., dated January 20, 2003—incorporated herein by reference to Exhibit 3.4 of The Old Evangeline Downs Capital Corp.’s Form S-4 filed May 28, 2003. (With regard to applicable cross-references in this registration statement, The Old Evangeline Downs Capital Corp.’s Form S-4, Current, Quarterly and Annual Reports were filed with the SEC under File No. 333-105587.

3.9

Certificate of Amendment to the Certificate of Incorporation of The Old Evangeline Downs Capital Corp., dated June 17, 2004—incorporated by reference to Exhibit 3.5B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

3.10	By-laws of The Old Evangeline Downs Capital Corp.—incorporated herein by reference to Exhibit 3.5 of The Old Evangeline Downs Capital Corp.’s Form S-4 filed May 28, 2003.

4.1

Specimen Certificate of Common Stock of Peninsula Gaming Corp. (formerly known as The Old Evangeline Downs Capital Corp.)—incorporated by reference to Exhibit 4.1 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.2

Indenture, dated February 25, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp. and U.S. Bank National Association—incorporated herein by reference to Exhibit 4.1 of The Old Evangeline Downs, L.L.C.’s Form S-4 filed May 28, 2003.

4.3

Supplemental Indenture, dated as of March 25, 2004, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp. and U.S. Bank National Association—incorporated by reference to Exhibit 4.3B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.4

Indenture, dated as of April 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, The Old Evangeline Downs Capital Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association—incorporated by reference to Exhibit 4.4A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.5

Supplemental Indenture among Peninsula Gaming, LLC, Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, The Old Evangeline Downs Capital Corp. and U.S. Bank National Association, dated as of June 16, 2004—incorporated by reference to Exhibit 4.4B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.6

Registration Rights Agreement, dated April 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, The Old Evangeline Downs Capital Corp., the Guarantors named therein and Jefferies & Company,  Inc.—incorporated by reference to Exhibit 4.5A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

4.7

Joinder of Peninsula Gaming, LLC, dated June 16, 2004, to the Registration Rights Agreement, dated April 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, The Old Evangeline Downs Capital Corp., the Guarantors named therein and Jefferies & Company, Inc.—incorporated by reference to Exhibit 4.5B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

4.8

Pledge and Security Agreement, dated as of April 16, 2004, among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, The Old Evangeline Downs Capital Corp., OED Acquisition, LLC, Peninsula Gaming Corporation, The Old Evangeline Downs, L.L.C. and U.S. Bank National Association—incorporated by reference to Exhibit 4.6A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.9	Supplement to Security Agreement by Peninsula Gaming, LLC, dated June 16, 2004—incorporated by reference to Exhibit 4.6B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.10

Trademark Security Agreement, dated April 16, 2004, by Diamond Jo, LLC in favor of U.S. Bank National Association—incorporated by reference to Exhibit 4.7 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.11	Form of 8 3/4% Senior Secured Notes due 2012—incorporated by reference to Exhibit 4.8 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.12

Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004—incorporated by reference to Exhibit 4.9A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.13

Acknowledgement of Peninsula Gaming, LLC, dated June 16, 2004, to the Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004—incorporated by reference to Exhibit 4.9B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.14

Supplement to Security Agreement by Peninsula Gaming, LLC, dated June 30, 2005—incorporated herein by reference to Exhibit 4.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

4.15

Supplement to Security Agreement by Diamond Jo Worth Corp., dated June 30, 2005—incorporated herein by reference to Exhibit 4.2 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

4.16

Supplemental Indenture among Diamond Jo Worth Corp., Peninsula Gaming, LLC, Diamond Jo, LLC, Peninsula Gaming Corp. and U.S. Bank National Association, dated as of June 30, 2005—incorporated herein by reference to Exhibit 4.3 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

4.17

Acknowledgement of Diamond Jo Worth Corp., dated June 30, 2005, to the Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004—incorporated herein by reference to Exhibit 4.4 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

4.18

Supplement to Security Agreement by Diamond Jo Worth Holdings, LLC, dated June 30, 2005—incorporated herein by reference to Exhibit 4.5 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

4.19

Supplemental Indenture among Diamond Jo Worth Holdings, LLC, Peninsula Gaming, LLC, Diamond Jo, LLC, Peninsula Gaming Corp. and U.S. Bank National Association, dated as of June 30, 2005—incorporated herein by reference to Exhibit 4.6 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

4.20

Acknowledgement of Diamond Jo Worth Holdings, LLC, dated June 30, 2005, to the Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004—incorporated herein by reference to Exhibit 4.7 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

4.21

Indenture among Diamond Jo Worth, LLC, Diamond Jo. Worth Corp. and U.S. Bank National Association, as Trustee, dated as of July 19, 2005—incorporated herein by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

4.22

Pledge and Security Agreement, dated as of July 19, 2005, among Diamond Jo Worth, LLC, Diamond Jo Worth Corp., Diamond Jo Worth Holdings, LLC and U.S. Bank National Association, as Trustee—incorporated herein by reference to Exhibit 10.4 of Peninsula Gaming, LLC’s Form 10-Q filed August 16, 2005.

4.23

First Supplemental Indenture dated August 31, 2006 by and among Diamond Jo Worth, LLC, Diamond Jo Worth Corp. and US Bank National Association, as trustee—incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2006.

4.24†	Second Supplemental Indenture dated December 21, 2006 by and among Diamond Jo Worth, LLC, Diamond Jo Worth Corp. and US Bank National Association, as trustee

4.25†	Third Amendment to Loan and Security Agreement and Consent, dated December 6, 2006.

4.26†	Fourth Amendment to Loan and Security Agreement and Consent, dated December 22, 2006.

10.1

Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9A of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.2

Amendment to Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9B of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.3

Amendment to Operating Agreement, dated March 4, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9C of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.4

Third Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9D of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.5

Fourth Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9E of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.6

Fifth Amendment to Operating Agreement, dated April 9, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9F of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.7

Sixth Amendment to Operating Agreement, dated November 29, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9G of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.8

Seventh Amendment to Operating Agreement, dated April 6, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9H of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.9

Eighth Amendment to Operating Agreement, dated April 29, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9I of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.10

Ninth Amendment to Operating Agreement, dated July 11, 1995, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9J of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.11

Tenth Amendment to Operating Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9K of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.12

Operating Agreement Assignment, dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.10 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.13

Ice Harbor Parking Agreement Assignment dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.13 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.14

First Amendment to Sublease Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.14 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.15

Sublease Assignment, dated July 15, 1999, by and among Greater Dubuque Entertainment Company, L.C. and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.15 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.16	Iowa Racing and Gaming Commission Gaming License, dated July 15, 1999—incorporated herein by reference to Exhibit 10.16 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.17

Assignment of Iowa IGT Declaration and Agreement of Trust, dated July 15, 1999 by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.17 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.18

Amended and Restated Management Services Agreement, dated as of February 25, 2003, by and among The Old Evangeline Downs, L.L.C., OED Acquisition, LLC and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.15 of Peninsula Gaming Company, LLC’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.19

Loan and Security Agreement, dated as of June 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc—incorporated by reference to Exhibit 10.19 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.20

Guarantor Security Agreement, dated as of June 16, 2004, by and among Peninsula Gaming, LLC, The Old Evangeline Downs Capital Corp. and Wells Fargo Foothill, Inc—incorporated by reference to Exhibit 10.20 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.21

Intercompany Subordination Agreement, dated as of June 16, 2004, by and among The Old Evangeline Downs, L.L.C., Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, The Old Evangeline Downs Capital Corp., Peninsula Gaming, LLC and Wells Fargo Foothill, Inc—incorporated by reference to Exhibit 10.21 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.22

Management Fees Subordination Agreement, dated as of June 16, 2004, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, OED Acquisition, LLC and Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.22 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.23

Post Closing Letter, dated June 16, 2004, from Wells Fargo Foothill, Inc. to The Old Evangeline Downs, L.L.C. and Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC—incorporated by reference to Exhibit 10.23 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.24	Employment Agreement, dated July 14, 2004, by and between Jonathan Swain and Peninsula Gaming, LLC—incorporated by reference to Exhibit 10.1B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

10.25	Form of Employment Agreement by and between Natalie A. Schramm and Peninsula Gaming, LLC.—incorporated by reference to Exhibit 10.01A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.26

Guaranty by The Old Evangeline Downs Capital Corp. in favor of Wells Fargo Foothill, Inc., dated June 16, 2004—incorporated by reference to Exhibit 10.25 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

10.27

Purchase Agreement among Diamond Jo Worth, LLC, Diamond Jo Worth Corp., Diamond Jo Worth Holdings, LLC, Diamond Jo, LLC and Jefferies & Company, Inc.—incorporated herein by reference to Exhibit 10.3 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.28

Borrower Supplement No. 1 by Diamond Jo Worth, LLC, dated as of May 13, 2005—incorporated herein by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.29

Second Amendment to Loan and Security Agreement, dated as of July 12, 2005, by and among Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Diamond Jo Worth, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.6 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.30

Stock Pledge Agreement Supplement by Peninsula Gaming, LLC, dated as of May 13, 2005—incorporated herein by reference to Exhibit 10.4 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.31

Acknowledgement and Agreement by Diamond Jo Worth, LLC, dated July 12, 2005—incorporated herein by reference to Exhibit 10.5 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.32	Acknowledgment of Diamond Jo Worth, LLC, dated May 13, 2005—incorporated herein by reference to Exhibit 10.6 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.33

First Amendment to Intercompany Subordination Agreement, dated as of May 13, 2005, by and among The Old Evangeline Downs, L.L.C., Diamond Jo Worth, LLC, Diamond Jo, LLC, Peninsula Gaming Corp., Peninsula Gaming, LLC, OED Acquisition, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.7 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.34

Act of Second Amendment of Multiple Obligations Mortgage, dated as of July 12, 2005, between The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.8of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.35

Second Amendment to Iowa Shore Mortgage, dated as of July 12, 2005, between Diamond Jo, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.9 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.36

Subordination Agreement, dated as of July 12, 2005, between Diamond Jo, LLC and U.S. Bank National Association, as Trustee—incorporated herein by reference to Exhibit 10.10 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.37

Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated May 13, 2005, between Diamond Jo Worth, LLC and Well Fargo Foothill, Inc., as Agent —incorporated herein by reference to Exhibit 10.11 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.38

Second Amendment to First Preferred Ship Mortgage, dated as of July 12, 2005, between Diamond Jo, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.12 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.39

Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated July 19, 2005, between Diamond Jo Worth, LLC and Well Fargo Foothill, Inc., as Agent—incorporated herein by reference to Exhibit 10.5 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.40

Assignment of Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement by U.S. Bank National Association, dated July 19, 2005—incorporated herein by reference to Exhibit 10.9 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.41

Release of Real Estate Mortgage by Wells Fargo Foothill, Inc., dated July 19, 2005—incorporated herein by reference to Exhibit 10.53 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2006.

10.42

Cash Collateral and Disbursement Agreement, dated as of July 19, 2005, by and among Diamond Jo Worth, LLC, Diamond Jo Worth Corp. and U.S. Bank National Association, as Trustee and Disbursement Agent—incorporated herein by reference to Exhibit 10.14 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.43

Multi-Party Blocked Account Agreement, dated as of July 19, 2005, by and among Diamond Jo Worth, LLC, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as securities intermediary—incorporated herein by reference to Exhibit 10.53 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2006.

10.44

Multi-Party Blocked Account Agreement, dated as of July 19, 2005, by and among Diamond Jo Worth, LLC, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as securities intermediary—incorporated herein by reference to Exhibit 10.53 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2006.

10.45

Multi-Party Blocked Account Agreement, dated as of July 19, 2005, by and among Diamond Jo Worth, LLC, U.S. Bank National Association, as trustee, and American Trust and Savings Bank, as depositary—incorporated herein by reference to Exhibit 10.53 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2006.

10.46

Multi-Party Blocked Account Agreement, dated as of July 19, 2005, by and among Diamond Jo Worth, LLC, U.S. Bank National Association, as trustee, and American Trust and Savings Bank, as depositary—incorporated herein by reference to Exhibit 10.53 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2006.

10.47

Management Services Agreement, dated July 19, 2005, between Diamond Jo Worth, LLC and Peninsula Gaming Partners—incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.48

Eleventh Amendment to Operating Agreement, dated as of May 31, 2005, by and between Dubuque Racing Association, Ltd. And Diamond Jo, LLC—incorporated herein by reference to Exhibit 10.16 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.49

Standard Form of Agreement between Owner and Architect, dated March 1, 2005, between Diamond Jo Worth, LLC and KGA Architecture—incorporated herein by reference to Exhibit 10.7 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.50

General Conditions of Standard Form of Agreement between Owner and Architect, dated March 1, 2005, between Diamond Jo Worth, LLC and KGA Architecture—incorporated herein by reference to Exhibit 10.8 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.51

Standard Form of Agreement between Owner and Contractor, dated as of June 6, 2005, between Diamond Jo Worth, LLC and Henkel Construction Company—incorporated herein by reference to Exhibit 10.9 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.52

Second Amendment to Employment Agreement of Jonathan Swain, dated as of September 12, 2005—incorporated herein by reference to Exhibit 10.52 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2006.

10.53

Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society—incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2006.

10.54

Closing Agreement, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society—incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2006.

10.55

Real Estate Ground Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society—incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2006.

10.56†	Amended and Restated Operator’s Agreement, dated November 5, 2004, by and among the Worth County Development Authority, an Iowa not-for-profit corporation, and Diamond Jo Worth, LLC.

10.57†	PGP’s Amended and Restated 2004 Incentive Unit Plan.

10.58†	Form of Incentive Unit Plan Agreement.

10.59†	Construction Agreement, dated August 18, 2006, between Diamond Jo Worth, LLC and Henkel Construction Company.

10.60†	Purchase Agreement among Peninsula Gaming LLC, Diamond Jo, LLC, Peninsula Gaming Corp., and Jefferies & Company, Inc., dated December 22, 2006.

10.61†	First Amendment to Employment Agreement of Natalie Schramm, dated December 18, 2006

10.62†	Third Amendment to Employment Agreement of Jonathan Swain, dated December 18, 2006

12.1†	Computation of ratio of earnings to fixed charges.

21.1†	Subsidiaries of the Registrants

31.1†	Certification of M. Brent Stevens, Chief Executive Officer.

31.2†	Certification of Natalie A. Schramm, Chief Financial Officer.

*                    Unless otherwise noted, exhibits have been previously filed and are incorporated by reference.

†                     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2007.

PENINSULA GAMING, LLC

By:	/s/ M. BRENT STEVENS
M. Brent Stevens
Chief Executive Officer

PENINSULA GAMING CORP.

By:	/s/ M. BRENT STEVENS
M. Brent Stevens
Chief Executive Officer

DIAMOND JO, LLC

By:	/s/ M. BRENT STEVENS
M. Brent Stevens
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities indicated on April 2, 2007.

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
Andrew Whittaker
Manager

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Peninsula Gaming, LLC

Dubuque, Iowa

We have audited the accompanying consolidated balance sheets of Peninsula Gaming, LLC and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in member’s deficit, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Peninsula Gaming, LLC and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 27, 2007

PENINSULA GAMING, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(in thousands)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,921	$12,778
Restricted cash — purse settlements	4,619	5,119
Restricted cash — interest reserve	—	2,281
Accounts receivable, less allowance for doubtful accounts of $39 and $73, respectively	3,529	2,801
Inventories	706	493
Prepaid expenses	1,456	1,259
Total current assets	67,231	24,731
RESTRICTED CASH-WORTH PROJECT	12,981	16,848
PROPERTY AND EQUIPMENT, NET	164,754	143,393
OTHER ASSETS:
Deferred financing costs, net of amortization of $6,603 and $3,863, respectively	16,224	14,263
Goodwill	53,083	53,083
Licenses and other intangibles	35,521	34,003
Deposits and other assets	4,016	1,307
Total other assets	108,844	102,656
TOTAL	$353,810	$287,628
LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$5,383	$4,742
Construction payable	5,531	6,117
Purse settlement payable	6,265	7,320
Accrued payroll and payroll taxes	4,575	4,267
Accrued interest	7,437	5,864
Other accrued expenses	9,026	7,605
Payable to affiliates	2,484	969
Current maturities of long-term debt and leases	8,645	11,002
Total current liabilities	49,346	47,886
LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	252,381	230,259
11% senior secured notes, net of discount	96,500	40,000
13% senior secured notes, net of discount	6,831	6,813
Senior secured credit facilities	—	23,800
Term loan	667	4,667
Notes and leases payable, net of discount	3,544	4,465
Other accrued expenses	1,042	345
Total long-term liabilities	360,965	310,349
Total liabilities	410,311	358,235
COMMITMENTS AND CONTINGENCIES
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(65,501)	(79,607)
Total member’s deficit	(56,501)	(70,607)
TOTAL	$353,810	$287,628

See notes to consolidated financial statements.

PENINSULA GAMING, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands)

	2006	2005	2004

REVENUES:
Casino	$200,734	$146,790	$120,190
Racing	22,146	17,578	17,380
Video poker	3,715	2,339	2,715
Food and beverage	15,315	13,511	11,464
Other	10,087	2,710	1,434
Less promotional allowances	(17,580)	(13,855)	(11,464)
Total net revenues	234,417	169,073	141,719
EXPENSES:
Casino	84,971	67,180	58,079
Racing	18,579	15,335	14,010
Video poker	2,949	1,767	2,034
Food and beverage	11,701	9,849	9,218
Other	6,605	1,720	1,076
Selling, general and administrative	43,924	28,454	24,247
Depreciation and amortization	20,820	16,249	12,356
Pre-opening expense	966	310	367
Development expense	777	575	242
Affiliate management fees	4,516	2,057	757
(Gain) loss on disposal of assets	210	(16)	(716)
Management severance and recruiting	—	—	593
Total expenses	196,018	143,480	122,263
INCOME FROM OPERATIONS	38,399	25,593	19,456
OTHER INCOME (EXPENSE):
Interest income	955	516	170
Interest expense, net of amounts capitalized	(32,741)	(29,133)	(26,775)
Loss on early retirement of debt	—	—	(37,566)
Interest expense related to preferred members’ interest, redeemable	(285)	(360)	(360)
Total other expense	(32,071)	(28,977)	(64,531)
NET INCOME (LOSS)	$6,328	$(3,384)	$(45,075)

See notes to consolidated financial statements.

PENINSULA GAMING, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands)

	COMMON MEMBER’S INTEREST	ACCUMULATED DEFICIT	TOTAL MEMBER’S DEFICIT

BALANCE, JANUARY 1, 2004	$9,000	$(19,628)	$(10,628)
Net loss	—	(45,075)	(45,075)
Member distributions	—	(7,031)	(7,031)
Spin off of OED Acquisition, LLC	—	135	135
BALANCE, DECEMBER 31, 2004	9,000	(71,599)	(62,599)
Net loss	—	(3,384)	(3,384)
Member distributions	—	(4,624)	(4,624)
BALANCE, DECEMBER 31, 2005	9,000	(79,607)	(70,607)
Net income	—	6,328	6,328
Member distributions	—	(2,494)	(2,494)
Member contributions	—	10,272	10,272
BALANCE, DECEMBER 31, 2006	$9,000	$(65,501)	$(56,501)

See notes to consolidated financial statements.

PENINSULA GAMING, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands)

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,328	$(3,384)	$(45,075)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	20,820	16,249	12,356
Provision for doubtful accounts	145	136	106
Amortization of deferred financing costs and bond discount	3,551	3,140	2,623
Non-cash equity based and other compensation	8,766	1,208	—
Write-off of deferred financing and bond discount	—	—	13,786
(Gain) loss on disposal of assets	210	(16)	(716)
Changes in operating assets and liabilities:
Restricted cash — purse settlements	500	(1,448)	(2,082)
Receivables	(874)	(1,934)	(440)
Inventories	(213)	(250)	160
Prepaid expenses and other assets	(2,621)	149	(1,141)
Payable to affiliates	1,813	868	236
Accounts payable	(669)	2,791	4,280
Accrued expenses	4,065	4,018	(5,968)
Net cash flows from operating activities	41,821	21,527	(21,875)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance	(283)	—	—
Business acquisition and licensing costs	(1,520)	(1,441)	(304)
Proceeds from (deposits to) restricted cash, net	6,148	(19,129)	20,013
Maturity and sale of restricted investments	—	—	15,779
Construction project development costs	(23,647)	(25,949)	(38,227)
Purchase of property and equipment	(12,725)	(5,776)	(5,148)
Proceeds from sale of property and equipment	47	153	1,101
Net cash flows from investing activities	(31,980)	(52,142)	(6,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(4,393)	(3,283)	(14,159)
Principal payments on debt	(9,291)	(9,116)	(206,200)
Redemption of preferred member’s interest	(4,000)	—	—
Proceeds from senior secured notes	78,280	40,000	229,728
Proceeds from senior credit facilities	29,685	23,033	19,888
Payments on senior credit facilities	(53,485)	(13,121)	(22,354)
Proceeds from FF&E credit facility	—	—	3,468
Proceeds from term loan	—	—	14,667
Member distributions	(2,494)	(4,624)	(7,031)
Net cash flows from financing activities	34,302	32,889	18,007
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,143	2,274	(10,654)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,778	10,504	21,158
CASH AND CASH EQUIVALENTS AT END OF YEAR	$56,921	$12,778	$10,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$29,170	$25,418	$30,693
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased, but not paid	$4,764	$5,046	$4,712
Property and equipment purchased in exchange for indebtedness	5,899	22	8,496
Assumption of equity based and other compensation liability by owner	1,506	—	—
Deferred financing fees incurred, but not paid	303	—	—
Property and equipment returned for a reduction in construction payable	—	162	—
Exchange of private PGL notes for registered PGL notes	—	—	233,000
Spin-off of OED Acquisition, LLC	—	—	135

See notes to consolidated financial statements.

PENINSULA GAMING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS PURPOSE

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company organized in 1999, is a holding company with no independent operations whose primary assets are cash and its equity interests in its wholly owned subsidiaries. PGL’s subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“OED”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; (iii) Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”), and (iv) Peninsula Gaming Corp. (“PGC”), a Delaware limited liability company with no assets or operations formed solely to facilitate the offering of the Company’s 8 3/4% senior secured notes due 2012 (the “Peninsula Gaming Notes”) in March 2004. DJWH is a holding company with no independent operations whose sole assets are its equity interests in its wholly owned subsidiaries. DJWH’s subsidiaries consist of: (i) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), that owns and operates the Diamond Jo casino in Worth County, Iowa and (ii) DJW Corp. (“DJWC”), a Delaware limited liability company with no assets or operations formed solely to facilitate the offering by DJW of its 11% senior secured notes due 2012 (the “DJW Notes”) in July 2005. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC (“PGP”), a Delaware limited liability company.

Recent Developments

On July 13, 2006, the Iowa Racing and Gaming Commission approved DJW’s request to expand its new casino facility by approximately 30,000 square feet.  The proposed expansion is expected to add an additional 300 slot machines, 11 table games, a new poker room, a new buffet restaurant, an expanded casino bar, a banquet and event center and additional parking.  Construction of the expansion has commenced and is expected to be completed during the second quarter of 2007 for an aggregate cost of approximately $32.7 million.

On September 27, 2006, DJL entered into an Offer to Purchase Real Estate, Acceptance and Lease (the “Historical Society Agreement”) with the Dubuque County Historical Society (the “Historical Society”). The Historical Society Agreement provides for, among other things, (i) a charitable contribution to the Historical Society of $1.0 million payable in equal annual installments of $0.1 million for 10 years commencing one year after the closing of the transactions contemplated by the Historical Society Agreement and (ii) the purchase by DJL of 2.4 acres of real property (the “Expansion Tract”) for a purchase price not to exceed $2 million, to facilitate DJL’s building of a new moored barge facility to expand its existing casino operations. In addition, if the purchase price payable for the Expansion Tract is less than $2.0 million, DJL has agreed to make a charitable contribution following the closing of the transactions contemplated by the Historical Society Agreement of the difference between the price paid for the Expansion Tract and $2.0 million. The Historical Society Agreement also provides for the Historical Society to lease DJL’s existing dockside pavilion for 99 years at $1 per year and for DJL to transfer all of its rights, title and interest in the existing Diamond Jo vessel to the Historical Society at the Historical Society’s option. The lease and the transfer of the vessel are conditioned upon DJL commencing operation of its new moored barge facility. Closing of the transactions contemplated by the Historical Society Agreement are contingent upon satisfactory completion of DJL’s due diligence relating to its purchase of the Expansion Tract. Since the $1.0 million charitable contribution is contingent upon the closing of the Historical Society Agreement, all important contingencies have not yet been resolved and no contribution expense will be recorded until the contingencies are resolved.

DJL’s proposed new moored barge facility is expected to include approximately 1,000 slot machines, 17 table games and a five-table poker room.  Additional amenities are expected to include a bowling center, various restaurants and an entertainment center.  The Company is currently in the process of estimating total project costs and timing of completion of the new casino.

In addition, in February 2007, DJL entered into the Port of Dubuque Public Parking Facility Development Agreement (“Development Agreement”) with the City of Dubuque, Iowa regarding, among other things, the design, development, construction and financing of a public parking facility to be located adjacent to DJL’s proposed casino development.  The City of Dubuque is currently in the process of estimating the total cost of the new parking facility.  It is anticipated that the City of Dubuque will hire a third party to construct the parking facility with a required completion date of no later than August 1, 2008.  The parking facility, which will be owned by the City of Dubuque, will provide free parking to the general public and contain approximately 1,200 parking spaces.  The Development Agreement requires that DJL construct its casino development to consist of not less than 140,000 square feet and at a cost of at least $45 million.  In addition, the Development Agreement provides that the parking facility will be financed by an initial payment of not less than $6.4 million by DJL to the City of Dubuque with the remainder of the cost being financed via tax increment finance bonds that will be issued by the City of Dubuque and paid off with the tax incremental revenue generated by the new DJL casino development.  Also as part of the Development Agreement, DJL is required to enter into a minimum assessment agreement for its new casino development and to pay the operating costs of the parking facility, including the cost of operation, security, repair and maintenance.  At its option, DJL may elect to increase the initial payment above the $6.4 million minimum which would reduce the minimum assessment for the new casino development thereby reducing ongoing property taxes.  Additionally, DJL is obligated to pay to the City of Dubuque for the life of the parking facility an amount equal to $80 per parking space, per year (subject to adjustments based on increases in a stated consumer price index) which amount will be held in a sinking fund and used to satisfy the capital maintenance requirements for the parking facility.  The Development Agreement also provides that DJL will enter into a maintenance service agreement with the City  of Dubuque to provide operation, maintenance, security and other services for the parking facility. PGL has guaranteed DJL’s obligations under the Development Agreement.

OED is currently evaluating its options regarding the proposed development and construction of a hotel and event center contiguous to its racino.

The Company plans to finance these developments with the following: (i) cash on hand, (ii) cash generated from operations, (iii) available borrowings under the PGL Credit Facility and (iv) available vendor and equipment financing. There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The consolidated financial statements include the financial information of the Company and its wholly owned subsidiaries DJL, OED, PGC and DJWH. All significant intercompany balances and transactions have been eliminated.

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

Restricted Cash - Interest Reserve — Restricted cash — interest reserve at December 31, 2005 represents a portion of the unused proceeds from the DJW Notes, the use and disbursement of which were restricted to the payment of interest on the DJW Notes in accordance with the terms of a Cash Collateral and Disbursement Agreement, dated July 19, 2005, among DJW, DJWC and US Bank (as trustee and disbursement agent) (the “Cash Collateral and Disbursement Agreement”).

Allowance for Doubtful Accounts—The allowance for doubtful accounts is maintained at a level considered adequate to provide for probable future losses.

Inventories—Inventories consisting principally of food, beverage, retail items, and operating supplies are stated at the lower of first-in, first-out cost or market.

Restricted Cash - Worth Project — Restricted cash at December 31, 2006 represents the remaining unused proceeds from the issuance of $20.0 million of additional DJW Notes in August 2006, the use and disbursement of which are restricted to the design, development, construction, equipping and opening of the current casino expansion in Worth County, Iowa. Restricted cash at December 31, 2005 represents the remaining unused proceeds from the original issuance of the DJW Notes in July 2005, the use and disbursement of which was restricted to the design, development, construction, equipping and opening of the casino in Worth County, Iowa in accordance with the terms of the Cash Collateral and Disbursement Agreement.

Property and Equipment—Property and equipment are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Land improvements	20–40 years
Buildings and building improvements	5–40 years
Riverboat and improvements	3–20 years
Furniture, fixtures and equipment	3–7 years
Computer equipment	3–5 years
Vehicles	3–5 years

During the fourth quarter of 2006, in connection with the Historical Society Agreement, management determined it was probable that DJL would be building a new casino facility.  As such, DJL began accelerating depreciation on certain depreciable assets that will either be contributed to the Historical Society or will not be utilized at its new facility.  DJL will continue to depreciate the remaining net book value of those assets, less their estimated fair market value at the date of contribution or estimated net realizable value, through the period that DJL estimates commencing operations at the new facility.  Depreciation expense for 2006 increased by approximately $0.2 million as a result of accelerated depreciation on these assets.

Impairment of Long-Lived Assets— Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. During the quarter ended June 30, 2006, management determined the undiscounted future cash flows of its Alexandria OTB did not support the recoverability of the property and equipment attributable to the OTB’s operation. As such, the Company recognized an impairment charge for the OTB’s assets that exceeded their estimated fair market value. The impairment charge of $0.4 million is included in depreciation and amortization on the consolidated statement of operations and is part of the OED operating segment.

Capitalized Interest— The Company capitalizes interest costs associated with debt incurred in connection with construction projects. When debt is incurred in connection with the development of the construction projects, the Company capitalizes interest on amounts expended on the projects at each applicable subsidiaries’ average cost of borrowed money. Capitalization of interest ceases when the project is substantially complete. The amount capitalized during 2006, 2005 and 2004 was $0.8 million, $0.4 million and $1.3 million, respectively.

Deferred Financing Costs— Costs associated with the issuance of debt have been deferred and are being amortized over the life of the related indenture/agreement using the effective interest method. These amortization costs are included in interest expense on the statements of operations.

Goodwill and Licenses and Other Intangible Assets— Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in connection with the acquisition of the Diamond Jo riverboat casino operations. Goodwill is not amortized but is reviewed at least annually for impairment and written down and charged to income when its recorded value exceeds its estimated fair value. At December 31 of 2006, 2005 and 2004, DJL performed its annual impairment test on goodwill and determined that the estimated fair value of the DJL reporting unit exceeded its carrying value as of that date. Goodwill is subject to impairment by, among other things, significant changes in the gaming tax rates in Iowa, significant new competition which could substantially reduce profitability, non-renewal of DJL’s gaming license due to regulatory matters or lack of approval of gaming by the county electorate at scheduled referendums, and regulatory changes that could adversely affect DJL’s business.

Licenses and other intangibles as of December 31, 2006 and 2005 consist of the acquired licenses and tradename associated with the purchase of OED and the first two $1.0 million payments in June 2005 and May 2006, respectively, for DJW’s gaming license under an executory agreement with the State of Iowa. The licenses and tradename have indefinite lives as the Company has determined that there are no legal, regulatory, contractual, economic or other factors that would limit their useful lives and the Company intends to renew and operate the licenses and use the tradename indefinitely. In addition, other key factors in the Company’s assessment that these licenses have an indefinite life include: (1) the Company’s license renewal experience confirms that the renewal process is perfunctory and renewals would not be withheld except under extraordinary circumstances; (2) the renewals related to these licenses confirms the Company’s belief that the renewal process could be completed without substantial cost and without material modification of the licenses; (3) the economic performance of the operations related to the licenses support the Company’s intention of operating the licenses indefinitely; and (4) the continued limitation of gaming licenses in the States of Louisiana and Iowa limits competition in the jurisdictions where these licenses are maintained. Indefinite lived intangible assets are not amortized but are reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. Licenses and other intangibles at December 31 are summarized as follows (in thousands):

	2006	2005

Slot machine and electronic video game licenses	$29,735	$29,240
Tradename	2,478	2,455
Horse racing licenses	1,308	1,308
DJW gaming license	2,000	1,000

Total	$35,521	$34,003

Each of OED’s identified intangible assets were valued separately by an independent valuation specialist when the Company was purchased. The valuations were updated by management as of December 31 of 2006, 2005 and 2004 indicating no impairment. In addition, management performed an internal valuation of the DJW gaming license as of December 31 of 2006 and 2005 indicating no impairment. These intangible assets are subject to impairment by, among other things, significant changes in the gaming tax rates in Louisiana and Iowa, significant new competition which could substantially reduce profitability, non-renewal of the racing or gaming licenses due to regulatory matters, changes to OED’s trade name or the way OED’s trade name is used in connection with its business and regulatory changes that could adversely affect the Company’s business by, for example, limiting or reducing the number of slot machines or video poker machines that the Company is permitted to operate.

In connection with PGL’s acquisition of OED from a third party, OED is required to pay a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by OED’s racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino’s casino opened to the general public. This contingent fee is payable monthly in arrears and has been recorded as an adjustment to the purchase price allocated to slot machine and video game licenses of $0.5 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively.

Debt Discount—Debt discount associated with the issuance of debt is netted with the related debt obligations on the balance sheets and is amortized over the life of the debt using the effective interest method. The amortization of such discount is included in interest expense on the statements of operations.

Derivative Financial Instrument—The Company has a derivative financial instrument, a contingent put option related to the DJW Notes.  Such derivative financial instrument is recorded at fair market value and the change in fair market value is recognized immediately through earnings.

Revenue Recognition and Promotional Allowances— In accordance with industry practice, casino and video poker revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Racing revenues include OED’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and OED’s share of wagering from import and export simulcasting as well as OED’s share of wagering from its off-track betting parlors. Food, beverage and other revenue is recognized as services are performed.

Various cash and free play incentive programs related to gaming play as well as the retail value of food and beverage and other services furnished to guests without charge are included in gross revenues and then deducted as promotional allowances. These amounts were as follows:

(in thousands)	Year Ended
	2006	2005	2004
Cash and free play incentives	$9,581	$6,638	$5,355
Food and beverage	7,365	6,876	5,627
Other	634	341	482
Total promotional allowances	$17,580	$13,855	$11,464

The cost of complimentary food and beverage and other services have been included in casino and video poker expenses on the accompanying statements of operations. Such estimated costs of providing complimentary services allocated from the food and beverage and other operating departments to the casino and video poker departments were as follows:

(in thousands)	Year Ended
	2006	2005	2004
Food and beverage	$2,556	$2,358	$1,642
Other	254	149	357
Total cost of complimentary services	$2,810	$2,507	$1,999

Slot Club Awards—The Company provides slot patrons with incentives redeemable for food, beverage or other services based on the dollar amount of play on slot machines. A liability has been established based on an estimate of the cost of honoring these outstanding incentives, utilizing the age and prior history of redemptions.

Equity Based Compensation— Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”) which requires that compensation expense under equity based awards be measured at fair value. As allowed under the provisions of SFAS No. 123R the Company has applied SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application of SFAS No. 123R using the accounting principles historically applied to those awards, the intrinsic value method. The Company did not have any new awards and there were no modifications, repurchases, or cancellations of awards issued prior to January 1, 2006 during the year ended December 31, 2006. There were no payments to employees related to equity based awards during the years 2006, 2005 and 2004. As of December 31, 2006, there was approximately $9.2 million of compensation expense related to nonvested awards which has not been recognized in the consolidated statement of operations. Based on the intrinsic value at December 31, 2006, approximately $6.7 million of the unrecognized value of awards is scheduled to vest over approximately two years unless vested earlier per the terms of the awards.  The remaining $2.5 million is scheduled to vest upon a change in control of the Company.  See Note 10 for more information regarding the terms of outstanding equity awards.

Equity based awards granted by PGP to Company employees contain a put option exercisable by the employee and are, therefore, recorded at their intrinsic value (which is the increase in the fair market value of the units granted based on a market multiple of forecasted total segment operating earnings) and the percentage vested. The amount expensed each period is based upon the change in intrinsic value and the percentage vested. As these awards are issued by PGP, the awards represent a PGP liability and not a liability of the Company although the expense associated with awards to Company employees is recorded by the Company.

Advertising—All costs associated with advertising are expensed as incurred. Advertising expense was approximately $2.7 million in 2006, $2.0 million in 2005 and approximately $2.9 million in 2004.

Pre-Opening Expense—Costs associated with start-up activities are expensed as incurred.

Development Expense— During 2006 and 2005 the Company incurred costs surrounding the development of DJL’s proposed new casino and OED’s proposed hotel and event center development and other potential real property developments of approximately $0.8 million and $0.4 million, respectively, which are included in development expense.  In addition, during 2003, the Company entered into an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa. During 2005 and 2004, the Company incurred expenses of $0.2 million and $0.2 million, respectively, related to this application submitted to the Iowa Racing and Gaming Commission. The license was granted in May 2005.

Income Taxes— The Company is a limited liability company. In lieu of corporate income taxes, the members of a limited liability company are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for income taxes has been included in the financial statements.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the fair value of equity based compensation, the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets and the estimated liability for slot club awards.

In addition, an estimated loss from a loss contingency is recorded when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires the use of judgment. Many of these legal contingencies can take years to be resolved. An adverse outcome could have a material impact on financial condition, results of operations, and cash flows.

Concentrations of Risk—The Company’s customer base is concentrated in southern Minnesota, north central and eastern Iowa and southwest Louisiana.

The Company maintains deposit accounts at three banks. At December 31, 2006 and 2005, and various times during the years then ended, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation. Credit risk is managed by monitoring the credit quality of the banks.

Reclassifications— Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications did not have any effect on the Company’s financial position, operating income, and net income or loss for the years ended December 31, 2005 and 2004.  In the statement of operations for the year ended December 31, 2006, the Company classified free play incentives related to gaming play as promotional allowances.  The Company previously presented such amounts as casino and selling, general and administrative expenses.  In the statements of operations for the years ended December 31, 2005 and 2004, the Company reclassified $6.8 million and $0.1 million and $3.5 million and none, respectively, from casino and selling, general and administrative expenses to promotional allowances to be consistent with the 2006 presentation.  In the statement of operations for the year ended December 31, 2006, the Company classified certain wide area progressive contributions as casino expense.  The Company previously presented certain wide area progressive contributions as a reduction to casino revenues.  In the statement of operations for the years ended December 31, 2005 and 2004, the Company reclassified $0.3 million and $0.3 million, respectively, from casino revenues to casino expense to be consistent with the 2006 presentation.  The Company previously classified certain racing costs as a reduction to racing revenue.  In the statements of operations for the years ended December 31, 2005 and 2004, the Company reclassified $0.1 million and $0.1 million, respectively, from casino revenues to casino costs to be consistent with the 2006 presentation.  Also, in the statement of cash flows for the year ended December 31, 2006, the Company classified changes in restricted cash balances related to operating purse settlements as an operating activity. The Company previously presented such changes as an investing activity. In the statements of cash flows for the years ended 2005 and 2004, the Company reclassified changes in restricted cash balances related to operating purse settlements of $(1.4) million and $(2.1) million, respectively, from investing to operating to be consistent with the 2006 presentation.

Recently Issued Accounting Standards— In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates, that among other things, a fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 is effective for the Company’s year ending December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial

Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  If the fair value option is chosen by a company, the company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective as of the beginning of the Company’s year ending December 31, 2008.  The Company is currently evaluating whether to elect the fair value option and the impact, if any, on the Company’s financial statements of implementing SFAS 159.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31 is summarized as follows (in thousands):

	2006	2005

Land and land improvements	$16,773	$15,381
Buildings and improvements	114,823	84,138
Riverboat and improvements	8,410	8,387
Furniture, fixtures and equipment	56,721	43,112
Computer equipment	8,185	6,095
Vehicles	378	209
Construction in progress	13,360	21,020
Subtotal	218,650	178,342
Accumulated depreciation	(53,896)	(34,949)
Property and equipment, net	$164,754	$143,393

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $20.8 million, $16.2 million and $12.4 million, respectively.

In connection with DJL’s proposed casino development as discussed in Note 1, DJL began accelerating depreciation on long-lived assets with a net book value of approximately $4.5 million that will either be contributed to the Historical Society or will not be utilized at its new casino facility.  Accelerated depreciation on these assets began during the fourth quarter of 2006 and DJL will continue to depreciate the remaining net book value of those assets, less their estimated fair market value at the date of contribution or estimated net realizable value, through the period that DJL estimates commencing operations at the new facility.  Depreciation expense for 2006 increased by approximately $0.2 million as a result of accelerated depreciation on these assets.

Included in the total amount of depreciation and amortization expense for 2006 is an impairment charge of approximately $0.4 million associated with long-lived assets at OED’s Alexandria OTB.  Based on historic and expected future cash flows of the Alexandria OTB operations, the carrying value of the leasehold improvements and certain other assets were not expected to be recovered by future cash flows and were written down by the amount the carrying value of the assets exceeded their estimated fair market value.  OED closed the Alexandria OTB in July of 2006 and recorded a lease termination loss of approximately $0.1 million.

4. DEBT

Long-term debt at December 31 consists of the following (in thousands):

	2006	2005

8 3/4% senior secured notes due April 15, 2012, net of discount of $2,619 and $2,741, respectively, secured by substantially all the assets of PGL, DJL and OED and the equity of DJL and OED	$252,381	$230,259
11% senior secured notes of DJW due April 15, 2012 and related contingent put option, net of discount, secured by substantially all the assets of DJW and a pledge of equity of DJW and DJWC	96,500	40,000
13% senior secured notes of OED due March 1, 2010 with contingent interest, net of discount of $78 and $97, respectively, secured by certain assets of OED	6,831	6,813
$50,000 revolving line of credit under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 0.25% (current rate of 8.5% at December 31, 2006), maturing June 16, 2008, secured by substantially all assets of DJL and OED	—	23,800
$5,000 revolving line of credit under a loan and security agreement of DJW with a bank, interest rate at prime less a margin of 1.0% (current rate of 7.25% at December 31, 2006), maturing March 1, 2010, secured by substantially all the assets of DJW and guaranteed by the Company’s Chief Executive Officer	—	—
Term loan under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc., interest rate at prime plus 2.5% (current rate of 10.75% at December 31, 2006), due in equal monthly installments of $333, maturing June 16, 2008, secured by certain assets of DJL and OED	4,667	8,667
Notes payable and capital lease obligations, net of discount of $234 and $235, respectively, interest rate at 7 ¼% - 8 ¾%, due 2007 - 2011	8,189	7,467
Preferred membership interests—redeemable, interest at 9%, paid October 2006	—	4,000
Total debt	368,568	321,006
Less current portion	(8,645)	(11,002)
Total long term debt	$359,923	$310,004

Principal maturities of debt (excluding discount) for each of the years ended December 31 are summarized as follows (dollars in thousands):

2007	$8,844
2008	2,740
2009	912
2010	7,484
2011	19
Thereafter	351,500
$371,499

The weighted average interest rate on the Company’s short-term borrowings consisting of borrowings under its line of credit as of December 31, 2005 was 7.75%.

Peninsula Gaming Notes

On April 16, 2004, DJL and PGC completed a private placement of $233 million principal amount of 8 ¾% senior secured notes due 2012 (the “Peninsula Gaming Notes”). The Peninsula Gaming Notes were issued at a discount of approximately $3.3 million. Interest on the Peninsula Gaming Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2004. Upon a corporate restructuring, the Company also became a co-issuer of the Peninsula Gaming Notes.

The Company used the net proceeds from the sale of the Peninsula Gaming Notes as follows (all payments based on outstanding balances as of April 16, 2004): (1) to irrevocably deposit funds into an escrow account to redeem all of DJL’s outstanding 12 ¼% senior secured notes (“DJL Notes”) in an amount (including call premium and accrued interest) of approximately $79.9 million; (2) to repurchase approximately $116.3 million principal amount of OED’s outstanding 13% senior secured notes for an aggregate amount (including tender premium, accrued interest and contingent interest) of approximately $134.6 million; (3) to pay accrued distributions on DJL’s outstanding preferred membership interests-redeemable of approximately $1.1 million; (4) to pay related fees and expenses of approximately $13.4 million; and (5) for general corporate purposes. As a result of the issuance of the Peninsula Gaming Notes, DJL incurred a loss of approximately $8.8 million consisting of the write-off of deferred financing fees of approximately $2.1 million, the payment of a call premium on the DJL Notes of approximately $5.7 million, interest on the DJL Notes of approximately $0.7 million and write-off of bond discount of approximately $0.3 million. In connection therewith, OED also incurred a loss of approximately $27.9 million consisting of the write-off of deferred financing fees of approximately $8.4 million, the payment of a tender premium on the OED Notes of approximately $16.3 million, write-off of bond discount of approximately $2.1 million and consent fees of approximately $1.1 million. In addition, OED and DJL wrote off $0.9 million of deferred financing fees related to the refinancing of the credit facilities discussed below.

On December 22, 2006, the Company, DJL, and PGC, as co-issuers, issued and sold to a third party investor in a private placement $22.0 million aggregate principal amount of Peninsula Gaming Notes (“Additional PGL Notes”).  The Company intends to use the net proceeds from this issuance of the Additional PGL Notes to finance, in part, the construction of a new moored barge facility to expand its existing casino operations at DJL and the proposed development and construction of a hotel and event center contiguous to its racetrack and casino at OED.

The indenture governing the Peninsula Gaming Notes limits the Company’s ability to, among other things, incur more debt; pay dividends or make other distributions to PGP and DJW (for so long as DJW is an unrestricted subsidiary); redeem stock; make investments; create liens; enter into transactions with affiliates; merge or consolidate; and transfer or sell assets.

The Peninsula Gaming Notes are full and unconditional obligations of DJL as a co-issuer. PGL and PGC, also co-issuers, have no independent assets (other than PGL’s cash and investment in its subsidiaries) or operations. The Peninsula Gaming Notes are secured by substantially all the assets of PGL, DJL and OED subject to the prior lien of the Company’s credit facility discussed below. The Peninsula Gaming Notes are also fully and unconditionally guaranteed, subject to the prior lien of the Company’s credit facility discussed below, by OED. Further, OED and DJL have pledged their equity interests as collateral. All of DJL’s and OED’s net assets are restricted except for $8.2 million at December 31, 2006 under the Peninsula Gaming Notes. The Peninsula Gaming Notes do not limit DJL’s or OED’s ability to transfer net assets between PGL, DJL and OED.

DJW Notes

In July 2005, DJW completed a private placement of $40.0 million aggregate principal amount of DJW Notes. In connection with the offering of the DJW Notes, DJW was designated an “unrestricted subsidiary” by the Company under the indenture governing the Peninsula Gaming Notes, and DJW was released of its obligations under the PGL Credit Facility. The DJW Notes bear interest at a rate of 11% per year, payable semi-annually on April 15 and October 15 of each year.

The DJW Notes are secured by a pledge of the equity of DJW and DJWC and substantially all of DJW’s current and future assets. The lien on the collateral that secures the DJW Notes is contractually subordinated to the liens securing up to $5.0 million of indebtedness under the DJW Credit Facility as defined below. The DJW Notes, which mature on April 15, 2012, are redeemable at the Company’s option, in whole or in part at any time or from time to time, on and after April 15, 2008 at certain specified redemption prices set forth in the indenture governing the DJW Notes. The indenture governing the DJW Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of the Company and its subsidiaries to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) consolidate or merge; (6) sell or otherwise transfer or dispose of assets; (7) enter into transactions with affiliates; (8) use proceeds of permitted asset sales and (9) change its line of business. Specifically, DJW is prohibited from making any dividends or other distributions to PGL, subject to certain limited exceptions. DJW is permitted to make dividends or other distributions to PGL to pay certain tax obligations. Further, DJW can make dividends and other distributions to PGL to pay corporate overhead or similar allocations or payments, including, but not limited to, tax preparation, insurance, accounting, licensure, legal and administrative fees and expenses. Additionally, DJW may make dividends and other distributions to PGL in respect of certain payments under management agreements and to pay reasonable directors’ or managers’ fees and expenses, so long as any payments with respect to any management agreement or certain employee, consulting or similar agreements do not, in the aggregate, in any fiscal year exceed (a) for 2006, $500,000, (b) for 2007, the product of 1.333333 multiplied by 4.0% of DJW’s Consolidated EBITDA (as defined in the indenture governing the DJW Notes) and (c) for any fiscal year thereafter, 4.0% of DJW’s Consolidated EBITDA. Finally, DJW can make dividends and other distributions not to exceed $1.0 million. Subject to the foregoing provisions, all of the net assets of DJW are restricted.

Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding DJW Notes may declare all unpaid principal and accrued interest on all of the DJW Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of DJW Notes will have the right to require the Company to purchase all or a portion of such holder’s DJW Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

On August 31, 2006, DJW entered into the First Supplemental Indenture to the Indenture dated as of July 19, 2005 (the “DJW First Supplemental Indenture”) which permitted, among other things, the issuance by DJW on August 31, 2006 of an additional $20 million principal amount of DJW Notes, the proceeds of which are to be used in part to fund the current expansion of the DJW casino. In addition, the DJW First Supplemental Indenture requires DJW to offer to buy back a portion of the DJW Notes on a semi-annual basis, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein) at a premium of 7.5%. Such provision was determined to be an embedded derivative and was fair valued and separated from the DJW Notes at date of issuance since it was not clearly and closely related.

On December 21, 2006, DJW entered into the Second Supplemental Indenture to the Indenture dated as of July 19, 2005 (the “DJW Second Supplemental Indenture”) which permitted, among other things, the issuance by DJW on December 21, 2006 of an additional $36.5 million principal amount of DJW Notes (“Additional DJW Notes”) and the distribution of up to $35.0 million of the net proceeds of the Additional DJW Notes to PGL.  The distribution was made to PGL in 2006 and will be used to finance, in part, the construction of a new moored barge facility to expand its existing casino operations at DJL and the proposed development and construction of a hotel and event center contiguous to its racetrack and casino at OED.

OED Notes

On March 9, 2004, OED commenced a tender offer and consent solicitation to repurchase all of its outstanding 13% senior secured notes (the “OED Notes”) and to solicit consents to certain proposed amendments to the indenture governing the OED Notes as set forth in OED’s Offer to Purchase and Consent Solicitation Statement, dated March 9, 2004. On March 19, 2004, the expiration date of the consent solicitation, OED received the requisite consents and tenders from holders of a majority of the aggregate principal amount of the outstanding OED Notes. The tender offer expired on April 5, 2004, and OED redeemed approximately $116.3 million principal amount of the OED Notes.

Contingent interest accrues on the remaining outstanding OED Notes. The amount of contingent interest is equal to 0.3% of OED’s cash flow for the year, subject to certain limitations. OED may defer paying a portion of the contingent interest under certain circumstances set forth in the indenture governing the OED Notes. OED is the sole obligor under the OED Notes.

PGL Credit Facility

On June 16, 2004, DJL and OED jointly entered into a loan and security agreement with Wells Fargo Foothill, Inc. as the arranger and agent which was later amended in November 2004, July 2005 and December 2006 (as amended the “PGL Credit Facility”). The PGL Credit Facility consists of a revolving credit facility which permits DJL and OED to request advances and letters of credit up to the lesser of the maximum revolver amount of $50 million (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the combined EBITDA (as defined in the PGL Credit Facility) of OED and DJL for the twelve months immediately preceding the current month end multiplied by 150% and the combined EBITDA of OED and DJL for the most recent quarterly period annualized multiplied by 150%. At December 31, 2006, the maximum revolver amount was $50.0 million. The borrowings under the revolver portion of the PGL Credit Facility bear interest at a rate equal to the Wells Fargo prime rate plus a margin of 0.25%, or 8.5% at December 31, 2006. The available borrowing amount at December 31, 2006, after reductions for amounts borrowed and letters of credit outstanding at DJL and OED, was $49.1 million. As of December 31, 2006, there were no outstanding advances under the revolver portion of the PGL Credit Facility and outstanding letters of credit were approximately $0.9 million.

The PGL Credit Facility also contains a term loan in the amount of $4.7 million at December 31, 2006. The term loan is secured by certain assets of the Company and requires monthly payments of $0.3 million starting July 1, 2004 until the full balance is paid, with a maturity no later than June 16, 2008. The term loan has an interest rate equal to the greater of (i) the Wells Fargo prime rate plus 2.5%, or 10.75% at December 31, 2006; and (ii) 6.0%.

DJL and OED are jointly and severally liable under the PGL Credit Facility and such borrowings are collateralized by substantially all of the assets of OED and DJL. Borrowings under the PGL Credit Facility are guaranteed by PGL and PGC.

The PGL Credit Facility contains a number of restrictive covenants, including covenants that limit DJL’s and OED’s ability to, among other things: (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its capital stock; (4) dispose of certain assets; (5) guarantee the debt of others; (6) pay dividends or make other distributions; (7) make investments; and (8) enter into transactions with affiliates. The PGL Credit Facility also contains financial covenants including a minimum combined EBITDA (as defined by the PGL Credit Facility) of DJL and OED and limitations on capital expenditures at DJL and OED.

Specifically, DJL and OED are prohibited from making any dividends or other distributions to PGL or any of PGL’s unrestricted subsidiaries, subject to certain limited exceptions (such restrictions at December 31, 2006 are less restrictive than the restrictions under the Peninsula Gaming Notes). DJL and OED are permitted to make dividends or other distributions to PGL to pay certain tax obligations and to fund tax preparation, accounting, legal and administrative fees and expenses. Additionally, DJL and OED may make dividends and other distributions to PGL in respect of certain payments under management agreements and to pay reasonable directors’ or managers’ fees and expenses, so long as such payments do not, in the aggregate, in any fiscal year exceed the lesser of (a) 4.0% of DJL and OED’s combined EBITDA (as defined in the PGL Credit Facility) and (b) $4.0 million. DJL and OED may also make dividends or other distributions to PGL so that PGL, subject to certain limitations, can repurchase, redeem or otherwise acquire equity interests in PGL or its restricted subsidiaries (as defined in the PGL Credit Facility) from its respective employees, members or managers.

On December 6, 2006, DJL and OED entered into a Third Amendment to Loan and Security Agreement and Consent (the “Third Amendment”).  The Third Amendment provides, among other things, that (i) OED will be permitted to make capital expenditures, in addition to those otherwise previously permitted by the terms of the PGL Credit Facility, in an aggregate amount not to exceed $25.0 million in connection with a proposed project to develop and construct a hotel and event center contiguous to OED’s casino and racetrack in Opelousas, Louisiana and (ii) the applicable interest rate margin for advances made under the PGL Credit Facility with respect to base rate loans and LIBOR rate loans and letter of credit fees were reduced.

On December 22, 2006, DJL and OED entered into a Fourth Amendment to Loan and Security Agreement and Consent (the “Fourth Amendment”).  The Fourth Amendment, among other things, (i) provided for an increase in available borrowings under the revolver portion of the facility of $15.0 million effective upon the acquisition of the Expansion Tract, (ii) permitted the issuance of the Additional PGL Notes and (iii) permits DJL to make additional capital expenditures, subject to the acquisition of the Expansion Tract, in an aggregate amount not to exceed $55.0 million in connection with the proposed project at DJL to develop and construct a new moored barge facility in Dubuque, Iowa.

DJW Credit Facility

On March 1, 2006, DJW and DJWC entered into a senior secured revolving credit facility with American Trust & Savings Bank that was subsequently amended on October 4, 2006 and December 21, 2006 (as amended, the “DJW Credit Facility”). The DJW Credit Facility permits DJW to request advances and letters of credit of up to $5.0 million. Advances under the DJW Credit Facility bear interest at a rate equal to the greater of (i) at DJW’s option, either LIBOR plus a margin 1.85%-2.20% or the Wall Street Journal prime rate less a margin of 1.0%, or 7.25% at December 31, 2006, and (ii) 5%. The DJW Credit Facility expires on March 1, 2010.  The available borrowing amount under such facility at December 31, 2006, after reductions for amounts borrowed and letters of credit outstanding at DJW, was $4.7 million. As of December 31, 2006, there were no outstanding advances under the DJW Credit Facility and outstanding letters of credit were approximately $0.3 million.

The DJW Credit Facility contains a number of restrictive covenants, including covenants that limit DJW’s ability to, among other things, incur or guarantee more debt and create liens. In addition, the DJW Credit Facility requires that, on an annual basis, DJW repay all advances (other than amounts designated under letters of credit) and such repayment of all advances must continue for a period of five days, after which, DJW will be allowed to resume requesting advances. The DJW Credit Facility also contains customary events of default, including nonpayment of principal and interest when due, violation of covenants, material inaccuracy of representations and warranties, bankruptcy events, and material judgments. Certain of the events of default are subject to a grace period.

DJW’s and DJWC’s obligations under the DJW Credit Facility are secured by a security interest in substantially all of DJW’s and DJWC’s tangible and intangible assets. The DJW Credit Facility is secured by substantially the same assets that secure the DJW Notes. Our Chief Executive Officer agreed to unconditionally guarantee DJW’s payment obligations to the lender under the DJW Credit Facility.

Pursuant to an intercreditor agreement between DJW and American Trust and Savings Bank, the lien on the collateral securing the DJW Credit Facility is contractually senior to the lien on the collateral securing the DJW Notes and the related guarantees. The intercreditor agreement provides that the liens securing the DJW Notes and the related guarantees on any collateral that also secures the obligations under the DJW Credit Facility is subordinated to the liens securing up to $5.0 million under the DJW Credit Facility and related interest, fees, indemnities, costs and expenses. Under the intercreditor agreement, if the DJW Notes become due and payable prior to the stated maturity thereof for any reason or are not paid in full at the stated maturity thereof at a time during which indebtedness under the DJW Credit Facility has not been fully paid, the trustee under the DJW Notes indenture, as collateral agent under the related security documents, will only have the right to foreclose upon any collateral that also secures the obligations under the DJW Credit Facility if the lender under such facility (with or without such lender taking part in any such foreclosure) either (i) fails to take steps to exercise remedies with respect to or in connection with such collateral within 180 days following notice to such lender of the occurrence of an Event of Default (as defined) under the DJW Notes indenture or (ii) fails to continue to pursue any such exercise of remedies while such Event of Default is then continuing and no insolvency proceeding is pending. The intercreditor agreement prevents the trustee under the DJW Notes indenture, as collateral agent under the related security documents, and the holders of the DJW Notes from pursuing remedies with respect to such collateral in all other instances during which indebtedness under the DJW Credit Facility has not be fully paid, including during any insolvency proceeding. The intercreditor agreement provides that the net proceeds from any disposition of the shared collateral will first be applied to repay indebtedness outstanding under the DJW Credit Facility and thereafter to repay all of the obligations of DJW, DJWC, and any subsidiary guarantors thereof under the DJW Notes.

The Company was in compliance with all debt covenants as of December 31, 2006.

5. EMPLOYEE BENEFIT PLANS

DJL, OED and DJW each have a qualified defined contribution plan under section 401(k) of the Internal Revenue Code for their respective employees. Under the plans, eligible employees may elect to defer up to 60% of their salary, subject to Internal Revenue Service limits. The Company may make a matching contribution to each participant based upon a percentage set by the Company, prior to the end of each plan year. Company matching contributions to the plans were $0.3 million in each of 2006, 2005 and 2004.

In January 2005, the Company created a non-qualified deferred compensation plan. Under the plan, certain eligible key employees of the Company may elect to defer a portion of their compensation. The Company makes a matching contribution to each participant based upon a percentage set by the Company. These matching contributions vest over a three year period of service. Company matching contributions were $0.1 million in 2006 and less than $0.1 million in 2005.

6. LEASING ARRANGEMENTS

Pari-Mutuel Processing Equipment—The Company entered into a new five-year operating lease agreement commencing on February 1, 2006 for computerized pari-mutuel central processing equipment, terminals and certain associated equipment. Additionally, the lease agreement provides the Company with pari-mutuel services whereby the leased equipment automatically registers and totals the amounts wagered on the races held at the race track or simulcast to it and to its respective off-track wagering parlors, and displays the win pool odds, payoffs, and other pertinent horse racing information needed to operate live meet horse racing and simulcast betting. For all of the above equipment and services, the Company pays 0.4% of the handle for both live meet racing days and off-track betting racing days. There are no minimum fees associated with the lease. The Company expensed $0.3 million in 2006 and $0.5 million in each of 2005 and 2004 related to the current and prior pari-mutuel processing equipment lease.

Other—The Company leases three of its OTB facilities and other equipment under noncancelable operating leases. The leases require fixed monthly payments and certain gaming machine leases require contingent monthly rental payments based on usage of the equipment. The leases expire on various dates through 2026. Rent expense was $4.9 million, $3.1 million and $3.5 million during the years ended 2006, 2005 and 2004, respectively.

The future minimum rental payments required under these leases at December 31, 2006 for the years ended December 31 are summarized as follows (in thousands):

2007	$1,299
2008	944
2009	726
2010	537
2011	172
Thereafter	801
Total	$4,479

7. COMMITMENTS AND CONTINGENCIES

Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as sole manager of the Company and as members of PGP, respectively.

In October 2003, OED filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana (the “Department”), the St. Landry Parish School Board and the City of Opelousas. OED seeks a judgment declaring that sales taxes are not due to the defendants on purchases made by OED and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. OED’s action is based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. The St. Landry Parish School Board and the City of Opelousas have questioned the application of the racing statutes to the construction and furnishing of the casino portion of the facility, thereby leading to the filing of this action. The Department has now taken the same position.

OED filed a motion for summary judgment, which was scheduled for hearing in July 2005. The defendants filed responses, generally arguing that the exemption under the racing statutes should not extend to the purchase of goods, materials and services which were unrelated to horse racing. Prior to the hearing, it was discovered by OED that OED’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that OED, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment so that OED could prepare and file a refund claim for the taxes paid by OED’s contractor and the contractor’s subcontractors.

In November and December 2005, OED filed refund claims totaling $0.6 million. OED has not recorded the refund claims due to uncertainty as to the outcome of the matter. Neither the Department nor the St. Landry Parish School Board ruled on OED’s refund claims within one year of filing those claims resulting in those claims being deemed denied under Louisiana law.  OED has formally appealed the denial of these refund claims.  The Department has not yet responded to the appeal.  St. Landry Parish has answered the appeal by generally denying OED’s right to recover the taxes.

In October 2006, the Department notified OED that additional taxes and interest totaling approximately $0.4 million were due for the period January 1, 2002 through December 31, 2004.  In November 2006, OED formally protested the additional proposed tax assessment with the Department; the protest was denied by the Department.  Accordingly, OED accrued and paid the additional taxes of approximately $0.4 million, but, in accordance with Louisiana law, these taxes were paid under protest.  In December 2006, and in accordance with Louisiana law, OED filed suit in East Baton Rouge Parish, Louisiana against the Department for recovery of these taxes paid under protest.  This litigation is in its early stages.  The Department has answered this suit by generally denying OED’s right to recover the taxes paid under protest.  In addition, during 2006, the Company accrued an additional $1.1 million related to state sales taxes that the Company may be required to pay for the years 2005 and 2006 and for local parish and city taxes for the years 2002 through 2006.  Of the total sales tax amount recorded, approximately $0.7 million and $0.4 million was recorded in general and administrative expense and interest expense, respectively, in the consolidated statement of operations for 2006. The remaining balance, totaling approximately $0.4 million, was capitalized in fixed assets. OED has accrued management’s best estimate of all sales taxes that would be required to be paid for non-racetrack facilities and ongoing operating purchases as of December 31, 2006.

In October 2005, OED filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. OED is pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup its track reconstruction costs and other related damages. The contractor has filed a counterclaim for unpaid billings. OED believes it is too early to predict the outcome of the arbitration and, accordingly, has not recorded any damage claim as an asset.  If the contractor obtains a favorable ruling in the arbitration, OED may be required to pay up to $1.6 million in unpaid construction retainage and bonuses, which amount has been accrued on the Company’s consolidated balance sheet as of December 31, 2006.

Other than as described above, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In connection with obtaining its gaming license, DJW is required to pay under an executory agreement a license fee of $5.0 million due in five annual installments of $1.0 million. DJW paid the first two $1.0 million installments in June 2005 and May 2006, respectively, with the remaining installments due each May thereafter through 2009. Also, DJW is required to pay its qualified sponsoring organization, who holds the joint gaming license with DJW, 5.76% of the casino’s adjusted gross receipts on an ongoing basis.  In 2006, DJW expensed $2.8 million related to this agreement. The agreement expires on March 31, 2015 but is subject to automatic three year renewal periods.

The Company’s future contractual obligations related to purchase commitments at December 31, 2006, excluding the DJW executory agreement payments and the DJW payments to its sponsoring organization, are summarized as follows (in thousands):

2007	$2,101
2008	2,145
2009	1,080
2010	623
2011	39
Thereafter	21
Total	$6,009

8. MEMBER’S EQUITY

On July 15, 1999, PGL authorized and issued $9.0 million of common membership units. PGP, as the holder of all of the Company’s issued and outstanding common membership interests, is entitled to vote on all matters to be voted on by holders of common membership interests of the Company and, subject to certain limitations contained in the Company’s operating agreement and the indentures governing the Peninsula Gaming Notes, the DJW Notes, and the PGL Credit Facility, is entitled to dividends and other distributions as and when declared by the Company’s managers out of funds legally available therefore.

9. DUBUQUE RACING ASSOCIATION, LTD. CONTRACT

Dubuque Racing Association, Ltd. (the “DRA”), a qualified sponsoring organization, holds a joint license with DJL to conduct gambling games under Iowa statutes. The DRA owns Dubuque Greyhound Park (“DGP”), a traditional greyhound racetrack with 1,000 slot machines and amenities including a gift shop, restaurant and clubhouse. During 2005, DJL entered into an amendment to its operating agreement under the joint gambling license (the “Amended Operating Agreement”) with the DRA. The Amended Operating Agreement provides for, among other things, the following:

•                  The DRA is authorized to operate up to 1,000 slot machines and up to 20 table games at DGP.

•                  Extension of the operating agreement through December 31, 2018.

•                  From February 2006 (the date that DGP commenced operation of table games) through August 31, 2006 (the date a competing casino facility opened to the public in Riverside, Iowa),  DRA was contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions. Beginning September 1, 2006 and continuing until the earlier of (i) DJL’s commencement of operations as a barge facility or (ii) December 31, 2008, DRA is contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts above a 7% decline from the base period and subject to a maximum 21% decline and certain payment deferral conditions; and

•                  DJL will continue to pay to DRA the sum of $.50 for each patron admitted on the boat through 2008. During 2006, 2005 and 2004, these payments approximated $0.4 million, $0.5 million and $0.5 million, respectively. Commencing January 1, 2009, DJL shall pay to DRA 3% of DJL’s adjusted gross receipts. If however, DJL elects to move its operations to a barge facility, upon commencement of operations as a barge facility, DJL will be required to pay to DRA 4.5% of DJL’s adjusted gross receipts.

During 2006, DJL recorded other revenue of approximately $1.6 million related to this agreement, of which $1.2 million has been recorded as a long-term receivable and is in included in deposits and other assets on the Company’s balance sheet.

10. TRANSACTIONS WITH RELATED PARTIES

In November 2005, PGP repurchased 35,210 units of its convertible preferred membership interest from an unrelated party for approximately $1.8 million. In May 2004, PGP repurchased 147,553 units of its convertible preferred membership interests from an unrelated party for approximately $4.5 million. Both repurchases were funded by a distribution of cash to PGP from the Company.

During 2006, 2005 and 2004, the Company distributed $2.5 million, $2.8 million, and $2.5 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as a board member and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.

During 2006 and 2005, the Company expensed $0.2 million and $0.4 million, respectively, as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL. In 2006, PGP assumed PGL’s liability for such amounts which was recorded as a member contribution.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and OED, under which OED pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and other non-recurring charges, OED expensed $0.9 million in affiliate management fees payable to OEDA in 2006, $0.7 million in 2005 and $0.2 million for the period from July 1, 2004 through December 31, 2004 (the period subsequent to the spin-off of OEDA).

In 2005, DJW entered into a management services agreement with PGP. Pursuant to the terms of that agreement, PGP is responsible for the design, development, construction, management and ongoing operation of the casino in Worth County, Iowa and provided certain pre-opening services in connection therewith. Under the management services agreement, PGP was entitled to receive a pre-opening service fee equal to $40,000 per month commencing in September 2005 and ending upon opening of the new casino to the public. Commencing in April 2006 (commencement of operations at the new DJW casino), PGP is entitled to receive a base management fee equal to 1.75% of net revenue (less net food and beverage revenue) and an incentive fee equal to:

• 3.0% of the first $25.0 million of EBITDA (as defined below);

• 4.0% of EBITDA in excess of $25.0 million but less than $30.0 million of EBITDA; and

• 5.0% of EBITDA in excess of $30.0 million.

“EBITDA” is defined in the management services agreement as earnings before interest, income taxes, depreciation and amortization; provided, however, that in calculating earnings, the base management fee and the incentive fee payable under the management services agreement shall not be deducted. The management services agreement will terminate on the later of (i) April 2014 or (ii) the date of sale by PGP of its beneficial ownership of the DJW’s membership interests. DJW expensed management fees of $1.7 million and $0.2 million in 2006 and 2005, respectively, related to this agreement.

OED and PGP are parties to separate consulting agreements with a board member of PGP. Under the consulting agreements, OED and DJW must each pay the board member a fee equal to 2.5% of OED’s and DJW’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004 and May 1, 2006, respectively. Under the consulting agreements, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. OED expensed $1.0 million, $0.8 million and $0.5 million of affiliate management fees in 2006, 2005 and 2004 related to this agreement.  DJW expensed $0.7 million of affiliate management fees in 2006 related to this agreement.

A board member of PGP was entitled to receive from OEDA board fees of $0.2 million per year for services performed in his capacity as an OEDA board member. For the period from January 1, 2004 through June 30, 2004 (the period prior to the spin-off of OEDA), the Company expensed $0.1 million related to these board fees.

At a meeting of the board of managers of PGP held on February 25, 2005, PGP approved grants of profits interests under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) to two executive officers of PGL aggregating 2.50% of the outstanding membership units of PGP on a fully diluted basis. In addition, at a meeting of the board of managers of PGP held on September 12, 2005, PGP approved additional grants under the IUP to the executive officers of PGL aggregating 5% of the outstanding membership units of PGP on a fully diluted basis. The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions. The profits interests awarded under the IUP entitle the holders thereof to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant) and distributions on liquidation (but only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant). Upon any termination of their employment, the respective officers are entitled at their option to cause the Company to redeem all such vested profits interests granted to them for cash at their fair market value at the time of termination of employment. Quarterly, the Company estimates the fair value of the units and compares that value to the value of the units at the date of grant. Any appreciation in the value of the units and based on the percentage of the grant vested is expensed. The Company expensed $8.5 million in 2006 and $1.2 million in 2005 with respect to these units. In 2006, PGP assumed PGL’s liability under these agreements which was recorded as a member contribution.

11. SUBSEQUENT EVENTS

In February 2007, DJL entered into a Development Agreement with the City of Dubuque, Iowa regarding, among other things, the design, development, construction and financing of a public parking facility to be located adjacent to DJL’s proposed casino development.  See Note 1 for further discussion of the Development Agreement.

In December 2006 and January 2007, DJW entered into agreements with various slot machine manufacturers to finance the purchase of 265 slot machines for the casino expansion development for a total gross purchase price of $3.7 million. A portion of the machines were purchased during the first quarter of 2007 for a total gross purchase price of $3.1 million. Of the purchase price for the slot machines, $1.5 million of the purchase price of the slot machines was financed through a slot machine vendor with equal principal payments over twenty-four months and zero percent interest with payments to begin in April 2007. The remaining $1.6 million of the purchase price of the slot machines was financed through another slot machine vendor with equal principal payments over twelve months and zero percent interest with payments to begin in April 2007. As there was no stated interest rate on the notes, DJW used an imputed interest rate of 7.4% to establish the present value of the notes by discounting, at 7.4%, all future interest and principal payments on the notes. DJW considered the rates at which it could obtain financing of a similar nature from other sources at the date of the transaction and the stated interest rates, if any.

12. SEGMENT INFORMATION

The Company is organized around geographical areas and operates three reportable segments: (1) Diamond Jo operations, which comprise the Diamond Jo riverboat casino in Dubuque, Iowa, (2) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by OED in Louisiana and (3) Diamond Jo Worth operations, which comprise the Diamond Jo Worth casino operations in Northwood, Iowa.

The accounting policies for each segment are the same as those described in Note 2 above. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the years ended (in thousands):

	Net Revenues
	2006	2005	2004

Diamond Jo	$44,579	$50,107	$49,832
Evangeline Downs	135,052	117,583	91,887
Diamond Jo Worth	54,786	1,383
Total	$234,417	$169,073	$141,719

	Segment Operating Earnings(1)
	2006	2005	2004

General Corporate	$(10,740)	$(3,326)	$(927)
Diamond Jo	14,854	16,866	16,700
Evangeline Downs	38,977	31,223	17,282
Diamond Jo Worth	22,597	5	—
Total Segment Operating Earnings(1)	65,688	44,768	33,055
General Corporate:
Management severance and recruiting	—	—	(108)
Development expense	—	(223)	(242)
Depreciation and amortization	(14)	—	—
Affiliate management fees	(281)	(418)	—
Interest income	47	—	—
Diamond Jo:
Depreciation and amortization	(4,176)	(4,136)	(2,678)
Development expense	(624)	(147)	—
Management severance and recruiting	—	—	(294)
(Loss) gain on disposal of assets	(58)	(3)	498
Interest expense, net	(9,349)	(9,744)	(19,089)
Evangeline Downs:
Depreciation and amortization	(13,094)	(12,089)	(9,677)
Pre-opening expense	(19)	(171)	(367)
Management severance and recruiting	—	—	(191)

Development expense	(109)	(205)	—
Affiliate management fees	(1,839)	(1,479)	(757)
(Loss) gain on disposal of assets	(78)	19	218
Interest expense, net	(18,341)	(17,833)	(45,443)
Diamond Jo Worth:
Depreciation and amortization	(3,536)	(24)	—
Pre-opening expense	(947)	(139)	—
Development expense	(44)	—	—
Affiliate management fees	(2,396)	(160)	—
Loss on disposal of assets	(74)	—	—
Interest expense, net	(4,428)	(1,400)	—
Net income (loss)	$6,328	$(3,384)	$(45,075)

(1)             Segment operating earnings is defined as net income (loss) plus depreciation and amortization, pre-opening expense, development expense, management severance and recruiting, affiliate management fees, loss on disposal of assets and interest expense (net) (including loss on early retirement of debt) less gain on disposal of assets.

	Total Assets
	2006	2005

General Corporate	$21,433	$—
Diamond Jo	88,896	79,267
Evangeline Downs	156,130	162,899
Diamond Jo Worth	87,351	45,462
Total	$353,810	$287,628

	Cash Expenditures for Additions to Long-Lived Assets
	2006	2005	2004

General Corporate	$130	$—	$—
Diamond Jo	1,733	1,754	2,576
Evangeline Downs	6,753	12,231	41,103
Diamond Jo Worth	29,276	19,181	—
Total	$37,892	$33,166	$43,679

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s debt instruments at December 31, 2006 and 2005 are as follows:

(in thousands)

	December 31, 2006		December 31, 2005
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
8¾% senior secured notes	$252,450	$252,381	$229,505	$230,259
11% senior secured notes and related contingent put option	95,535	96,500	40,000	40,000
13% senior secured notes	6,910	6,831	6,910	6,813
Senior secured credit facilities	—	—	23,800	23,800
Term loan	4,667	4,667	8,667	8,667
Notes payable and capital lease obligations	8,423	8,189	7,702	7,467
Preferred members’ interest, redeemable	—	—	4,000	4,000

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
	(Dollars in Thousands)

Net revenues	$50,713	$64,563	$62,798	$56,343
Income from operations	9,380	10,972	10,980	7,067
Net income (loss)	2,077	2,926	2,501	(1,176)

	2005 Quarters Ended
	March 31	June 30(1)	September 30	December 31
	(Dollars in Thousands)

Net revenues	$39,558	$38,641	$42,257	$48,617
Income from operations	6,580	4,521	6,425	8,067
Net income (loss)	(182)	(2,320)	(1,184)	302

(1)             Includes the impact attributed to the closure of the racetrack from May 13, 2005 to June 28, 2005 for improvements related to the dirt track.  The Company reopened the racetrack on June 29, 2005.

	Net Revenues (dollars in thousands)
2005 Quarters Ended	Previously Reported in 10Q’s	Cash and Free Play Incentives Reclass	Currently Reported
March 31	$41,304	$(1,746)	$39,558
June 30	40,369	(1,728)	38,641
September 30	43,912	(1,655)	42,257
December 31	50,536	(1,919)	48,617

2006 Quarters Ended
March 31	52,434	(1,721)	50,713
June 30	67,349	(2,786)	64,563
September 30	65,401	(2,603)	62,798

15.  PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

The following pro forma condensed consolidated statement of operations sets forth the results of operations for the year ended December 31, 2006 on an actual basis and on a pro forma basis to give effect to the offering of the additional DJW notes of $20 million in August 2006 and $36.5 million in December 2006 and Additional PGL Notes of $22 million in December 2006 and the application of the net proceeds therefrom as if such transactions had occurred on January 1, 2006.

	Year Ended December 31, 2006 (in thousands)
	Historical	Pro Forma Adjustments		Pro Forma

NET REVENUES	$234,417	$—		$234,417
EXPENSES	196,018	—		196,018
INCOME FROM OPERATIONS	38,399	—		38,399
OTHER INCOME (EXPENSE):
Interest income	955	—		955
Interest expense, net of amounts capitalized	(32,741)	(8,076)	(1)	(40,817)
Interest expense related to preferred members’ interest, redeemable	(285)	—		(285)
Total other expense	(32,071)	(8,076)		(40,147)
NET INCOME (LOSS)	$6,328	$(8,076)		$(1,748)

(1)             Represents (a)  $5.4 million of contractual, fixed rate interest on the additional DJW notes at 11%, (b) $0.5 million of amortization of deferred financing costs and discount on the additional DJW notes, (c) $1.9 million of contractual, fixed rate interest on the Additional PGL Notes at 8 ¾% and (d) $0.3 million of amortization of deferred financing costs and discount on the Additional PGL Notes.

16. CONSOLIDATING FINANCIAL INFORMATION

The Company, DJL and PGC (which has no assets or operations) are co-issuers of the Peninsula Gaming Notes of which $233 million are registered with the U.S. Securities and Exchange Commission. OED is a guarantor of the Peninsula Gaming Notes, and the equity of DJL and OED is pledged as collateral securing obligations under the Peninsula Gaming Notes. In July 2005, in connection with the offering of the DJW Notes, DJW was designated as an “unrestricted subsidiary” under the indenture governing the Peninsula Gaming Notes and the liens on the assets and equity of DJW under the Peninsula Gaming Notes were released. Consolidating financial information of the co-issuers, the guarantor and the non-guarantor is presented on the following pages.

CONSOLIDATING BALANCE SHEETS

(in thousands)

	At December 31, 2006
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — OED	Subsidiary Non-Guarantor —DJW	Consolidating Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,999	$13,069	$8,889	$13,964		$56,921
Restricted cash-purse settlements			4,619			4,619
Accounts receivable		79	2,885	565		3,529
Receivables from affiliates		1,446			$(1,446)
Inventories		155	312	239		706
Prepaid expenses	18	400	755	283		1,456
Total current assets	21,017	15,149	17,460	15,051	(1,446)	67,231
RESTRICTED CASH — WORTH PROJECT				12,981		12,981
PROPERTY AND EQUIPMENT, NET	119	14,063	98,474	52,098		164,754
OTHER ASSETS:
Investment in subsidiaries	(76,896)				76,896
Deferred financing costs		4,588	6,502	5,134		16,224
Goodwill		53,083				53,083
Licenses and other intangibles			33,498	2,023		35,521
Deposits and other assets	297	3,459	196	64		4,016
Total other assets	(76,599)	61,130	40,196	7,221	76,896	108,844
TOTAL	$(55,463)	$90,342	$156,130	$87,351	$75,450	$353,810

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$19	$783	$4,039	$542		$5,383
Construction payable		307	2,118	3,106		5,531
Purse settlement payable			6,265			6,265
Accrued payroll and payroll taxes	999	1,159	1,537	880		4,575
Accrued interest		1,915	3,310	2,212		7,437
Other accrued expenses	20	1,936	5,337	1,733		9,026
Payable to affiliates			2,022	1,908	$(1,446)	2,484
Current maturity of long-term debt and leases		1,124	5,728	1,793		8,645
Total current liabilities	1,038	7,224	30,356	12,174	(1,446)	49,346
LONG-TERM LIABILITIES:
8 ¾% senior secured notes, net of discount		101,507	150,874			252,381
11% senior secured notes, net of discount				96,500		96,500
13% senior secured notes, net of discount			6,831			6,831
Senior secured credit facilities
Term loan			667			667
Notes and leases payable		38	1,735	1,771		3,544
Other accrued expenses		150		892		1,042
Total long-term liabilities		101,695	160,107	99,163		360,965
Total liabilities	1,038	108,919	190,463	111,337	(1,446)	410,311

MEMBER’S DEFICIT	(56,501)	(18,577)	(34,333)	(23,986)	76,896	(56,501)
TOTAL	$(55,463)	$90,342	$156,130	$87,351	$75,450	$353,810

	At December 31, 2005
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — OED	Subsidiary Non-Guarantor —DJW	Consolidating Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(52)	$3,253	$9,011	$566		$12,778
Restricted cash-purse settlements			5,119			5,119
Restricted cash-interest reserve				2,281		2,281
Accounts receivable		168	2,495	138		2,801
Receivables from affiliates		6,651			$(6,651)
Inventories		114	258	121		493
Prepaid expenses	38	461	617	143		1,259
Total current assets	(14)	10,647	17,500	3,249	(6,651)	24,731
RESTRICTED CASH — WORTH PROJECT				16,848		16,848
PROPERTY AND EQUIPMENT, NET		16,503	104,900	21,990		143,393
OTHER ASSETS:
Investment in subsidiaries	(68,521)				68,521
Deferred financing costs		4,536	7,362	2,365		14,263
Goodwill		53,083				53,083
Licenses and other intangibles			33,003	1,000		34,003
Deposits and other assets	3	1,160	134	10		1,307
Total other assets	(68,518)	58,779	40,499	3,375	68,521	102,656
TOTAL	$(68,532)	$85,929	$162,899	$45,462	$61,870	$287,628

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$11	$1,086	$3,501	$144		$4,742
Construction payable			2,500	3,617		6,117
Purse settlement payable			7,320			7,320
Accrued payroll and payroll taxes	1,753	1,175	1,331	8		4,267
Accrued interest		1,672	3,251	941		5,864
Other accrued expenses	13	1,524	5,979	89		7,605
Payable to affiliates	298		7,158	164	$(6,651)	969
Current maturity of long-term debt		5,198	5,804			11,002
Total current liabilities	2,075	10,655	36,844	4,963	(6,651)	47,886
LONG-TERM LIABILITIES:
8 ¾% senior secured notes, net of discount		86,858	143,401			230,259
11% senior secured notes, net of discount				40,000		40,000
13% senior secured notes, net of discount			6,813			6,813
Senior secured credit facilities		6,700	17,100			23,800
Term loan			4,667			4,667
Notes payable		1,107	3,358			4,465
Other accrued expenses		199		146		345
Total long-term liabilities		94,864	175,339	40,146		310,349
Total liabilities	2,075	105,519	212,183	45,109	(6,651)	358,235

MEMBER’S (DEFICIT) EQUITY	(70,607)	(19,590)	(49,284)	353	68,521	(70,607)
TOTAL	$(68,532)	$85,929	$162,899	$45,462	$61,870	$287,628

CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31, 2006
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — OED	Subsidiary Non-Guarantor — DJW	Consolidating Adjustments	Consolidated

REVENUES:
Casino		$44,784	$106,558	$49,392		$200,734
Racing			22,146			22,146
Video Poker			3,715			3,715
Food and beverage		2,642	10,803	1,870		15,315
Affiliate management fee income		2,593			$(2,593)
Other		1,948	1,308	6,831		10,087
Less promotional allowances		(4,795)	(9,478)	(3,307)		(17,580)
Total net revenues		47,172	135,052	54,786	(2,593)	234,417

EXPENSES:
Casino		18,844	50,133	15,994		84,971
Racing			18,579			18,579
Video Poker			2,949			2,949
Food and beverage		2,455	7,563	1,683		11,701
Other		39	295	6,271		6,605
Selling, general and administrative	$2,983	8,387	16,556	8,241	7,757	43,924
Depreciation and amortization	14	4,176	13,094	3,536		20,820
Pre-opening expense			19	947		966
Development costs		624	109	44		777
Affiliate management fees	281		4,432	2,396	(2,593)	4,516
Loss on disposal of assets		58	78	74		210
Corporate expense allocation		2,879	2,439	2,439	(7,757)
Total expenses	3,278	37,462	116,246	41,625	(2,593)	196,018

INCOME (LOSS) FROM OPERATIONS	(3,278)	9,710	18,806	13,161		38,399

OTHER INCOME (EXPENSE):
Interest income	47	61	126	721		955
Interest expense, net of amounts capitalized		(9,125)	(18,467)	(5,149)		(32,741)
Interest expense — preferred member interest		(285)				(285)
Gain from equity investment in subsidiaries	9,559				(9,559)
Total other expense	9,606	(9,349)	(18,341)	(4,428)	(9,559)	(32,071)

NET INCOME	$6,328	$361	$465	$8,733	$(9,559)	$6,328

	Year Ended December 31, 2005
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — OED	Subsidiary Non-Guarantor — DJW	Consolidating Adjustments	Consolidated

REVENUES:
Casino		$51,536	$95,254			$146,790
Racing			17,578			17,578
Video Poker			2,339			2,339
Food and beverage		2,720	10,791			13,511
Affiliate management fee income		2,097			$(2,097)
Other		310	1,017	$1,383		2,710
Less promotional allowances		(4,459)	(9,396)			(13,855)
Total net revenues		52,204	117,583	1,383	(2,097)	169,073

EXPENSES:
Casino		21,108	46,072			67,180
Racing			15,335			15,335
Video Poker			1,767			1,767
Food and beverage		2,517	7,332			9,849
Other		37	305	1,378		1,720
Selling, general and administrative	$1,420	9,579	15,549		1,906	28,454
Depreciation and amortization		4,136	12,090	23		16,249
Pre-opening expense			171	139		310
Development costs	223	147	205			575
Affiliate management fees	418		3,576	160	(2,097)	2,057
Loss (gain) on disposal of assets		3	(19)			(16)
Corporate expense allocation		1,034	872		(1,906)
Total expenses	2,061	38,561	103,255	1,700	(2,097)	143,480

INCOME (LOSS) FROM OPERATIONS	(2,061)	13,643	14,328	(317)		25,593

OTHER INCOME (EXPENSE):
Interest income		23	70	423		516
Interest expense, net of amounts capitalized		(9,406)	(17,904)	(1,823)		(29,133)
Interest expense — preferred member interest		(360)				(360)
Loss from equity investment in subsidiaries	(1,323)				1,323
Total other expense	(1,323)	(9,743)	(17,834)	(1,400)	1,323	(28,977)

NET INCOME (LOSS)	$(3,384)	$3,900	$(3,506)	$(1,717)	$1,323	$(3,384)

	Year Ended December 31, 2004
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — OED	Other	Consolidating Adjustments	Consolidated

REVENUES:
Casino		$51,233	$68,957			$120,190
Racing			17,380			17,380
Video poker			2,715			2,715
Food and beverage		2,897	8,567			11,464
Affiliate management fee income		1,445		$245	$(1,690)
Other		488	946			1,434
Less promotional allowances		(4,786)	(6,678)			(11,464)
Total net revenues		51,277	91,887	245	(1,690)	141,719

EXPENSES:
Casino		20,984	37,095			58,079
Racing			14,010			14,010
Video poker			2,034			2,034
Food and beverage		2,641	6,577			9,218
Other		390	686			1,076
Selling, general and administrative	$375	9,117	14,204		551	24,247
Depreciation and amortization		2,679	9,677			12,356
Pre-opening expense			367			367
Development expense	242					242
Management severance and recruiting	36	294	191		72	593
Affiliate management fees			2,360	87	(1,690)	757
Gain on disposal of assets		(498)	(218)			(716)
Corporate expense allocation		343	280		(623)
Total expenses	653	35,950	87,263	87	(1,690)	122,263

INCOME (LOSS) FROM OPERATIONS	(653)	15,327	4,624	158		19,456

OTHER INCOME (EXPENSE):
Interest income		40	130			170
Interest expense, net of amounts capitalized		(9,930)	(16,845)			(26,775)
Loss on early retirement of debt		(8,840)	(28,726)			(37,566)
Interest expense related to preferred members’ interest, redeemable		(360)				(360)
Loss from equity investment in subsidiaries	(44,422)				44,422
Total other expense	(44,422)	(19,090)	(45,441)		44,422	(64,531)
NET INCOME (LOSS)	$(45,075)	$(3,763)	$(40,817)	$158	$44,422	$(45,075)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2006
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — OED	Subsidiary Non-Guarantor — DJW	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,328	$361	$465	$8,733	$(9,559)	$6,328
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14	4,176	13,094	3,536		20,820
Provision for doubtful accounts		145				145
Amortization of deferred financing costs and bond discount		1,146	1,735	670		3,551
Non-cash equity based and other compensation	8,766					8,766
Corporate expense allocation	(7,757)	2,879	2,439	2,439
Loss on disposal of assets		58	78	74		210
Income from equity investment in subsidiaries	(9,559)				9,559
Changes in operating assets and liabilities:
Restricted cash — purse settlements			500			500
Receivables	(1)	(56)	(390)	(427)		(874)
Receivables from affiliates		5,205			(5,205)
Payable to affiliates			(5,136)	1,744	5,205	1,813
Inventories		(41)	(54)	(118)		(213)
Prepaid expenses and other assets	11	(2,238)	(200)	(194)		(2,621)
Accounts payable	5	(5)	(978)	309		(669)
Accrued expenses	460	170	(793)	4,228		4,065
Net cash flows from operating activities	(1,733)	11,800	10,760	20,994		41,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance	(283)					(283)
Business acquisition and licensing costs			(495)	(1,025)		(1,520)
Proceeds from restricted cash				6,148		6,148
Construction project development costs				(23,893)	246	(23,647)
Purchase of property and equipment	(130)	(1,733)	(6,258)	(4,604)		(12,725)
Proceeds from sale of property and equipment		271	22		(246)	47
Net cash flows from investing activities	(413)	(1,462)	(6,731)	(23,374)		(31,980)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(806)	(428)	(3,159)		(4,393)
Principal payments on debt		(1,309)	(5,930)	(2,052)		(9,291)
Redemption of preferred member’s interest		(4,000)				(4,000)
Proceeds from senior secured notes		14,520	7,260	56,500		78,280
Proceeds from senior credit facilities		11,100	17,200	1,385		29,685
Payments on senior credit facilities		(17,800)	(34,300)	(1,385)		(53,485)
Member distributions	23,197	(2,227)	12,047	(35,511)		(2,494)
Net cash flows from financing activities	23,197	(522)	(4,151)	15,778		34,302

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,051	9,816	(122)	13,398		44,143
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(52)	3,253	9,011	566		12,778
CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,999	$13,069	$8,889	$13,964	$	$56,921

	Year Ended December 31, 2005
	Parent Co-Issuer —PGL	Subsidiary Co-Issuer —DJL	Subsidiary Guarantor —OED	Subsidiary Non-Guarantor —DJW	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,384)	$3,900	$(3,506)	$(1,717)	$1,323	$(3,384)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		4,136	12,090	23		16,249
Provision for doubtful accounts		136				136
Amortization of deferred financing costs and bond discount		1,147	1,817	176		3,140
Non-cash equity based and other compensation	1,208					1,208
Corporate expense allocation	(1,906)	1,034	872
Loss (gain) on disposal of assets		3	(19)			(16)
Loss from equity investment in subsidiaries	1,323				(1,323)
Changes in operating assets and liabilities:
Restricted cash-purse settlements			(1,448)			(1,448)
Receivables		(223)	(1,573)	(138)		(1,934)
Receivables from affiliates		627			(627)
Payable to affiliates	298		(221)	164	627	868
Inventories		(8)	(121)	(121)		(250)
Prepaid expenses and other assets	(40)	(194)	536	(153)		149
Accounts payable	(25)	(24)	2,697	143		2,791
Accrued expenses	210	(30)	2,873	965		4,018
Net cash flows from operating activities	(2,316)	10,504	13,997	(658)		21,527
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition and licensing costs			(441)	(1,000)		(1,441)
Deposits to restricted cash				(19,129)		(19,129)
Construction project development costs			(7,768)	(18,181)		(25,949)
Purchase of property and equipment		(1,754)	(4,022)			(5,776)
Proceeds from sale of property and equipment		96	53	4		153
Net cash flows from investing activities		(1,658)	(12,178)	(38,306)		(52,142)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(368)	(375)	(2,540)		(3,283)
Principal payments on debt		(1,423)	(7,693)			(9,116)
Proceeds from senior secured notes				40,000		40,000
Proceeds from senior credit facilities		8,500	13,333	1,200		23,033
Payments on senior credit facilities		(9,118)	(4,003)			(13,121)
Member distributions	2,265	(6,618)	(1,141)	870		(4,624)
Net cash flows from financing activities	2,265	(9,027)	121	39,530		32,889

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51)	(181)	1,940	566		2,274
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(1)	3,434	7,071			10,504
CASH AND CASH EQUIVALENTS AT END OF YEAR	$(52)	$3,253	$9,011	$566	$	$12,778

	Year Ended December 31, 2004
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — OED	Other	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(45,075)	$(3,763)	$(40,817)	$158	$44,422	$(45,075)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		2,679	9,677			12,356
Provision for doubtful accounts		106				106
Amortization of deferred financing costs and bond discount		1,057	1,566			2,623
Write-off of deferred financing costs and bond discount		2,503	11,283			13,786
Corporate expense allocation	(623)	343	280
Gain on disposal of assets		(498)	(218)			(716)
Loss from equity investment in subsidiaries	44,422				(44,422)
Changes in operating assets and liabilities:
Restricted cash—purse settlements			(2,082)			(2,082)
Receivables		(107)	(333)			(440)
Receivables from affiliates		(1,612)		(70)	1,682
Payable to affiliates			1,918		(1,682)	236
Inventories		8	152			160
Prepaid expenses and other assets		(187)	(954)			(1,141)
Accounts payable	36	(115)	4,359			4,280
Accrued expenses	347	(4,269)	(1,871)	(175)		(5,968)
Net cash flows from operating activities	(893)	(3,855)	(17,040)	(87)		(21,875)
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition and licensing costs			(304)			(304)
Construction project development costs			(38,227)			(38,227)
Proceeds from restricted cash, net			20,013			20,013
Maturity and sale of restricted investments			15,779			15,779
Purchase of property and equipment		(2,576)	(2,572)			(5,148)
Proceeds from sale of property and equipment		539	562			1,101
Net cash flows from investing activities		(2,037)	(4,749)			(6,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(6,117)	(8,042)			(14,159)
Principal payments on debt		(71,229)	(134,971)			(206,200)
Proceeds from senior secured notes		86,658	143,070			229,728
Proceeds from senior credit facilities		11,618	8,270			19,888
Payments on senior credit facilities		(16,750)	(5,604)			(22,354)
Proceeds from FF&E credit facility			3,468			3,468
Proceeds from term loan			14,667			14,667
Member distributions	892	(7,510)	(500)	87		(7,031)
Net cash flows from financing activities	892	(3,330)	20,358	87		18,007
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1)	(9,222)	(1,431)			(10,654)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		12,656	8,502			21,158
CASH AND CASH EQUIVALENTS AT END OF YEAR	$(1)	$3,434	$7,071	$	$	$10,504

FINANCIAL STATEMENT SCHEDULE

PENINSULA GAMING, LLC

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year

Year ended December 31, 2006:
Allowance for doubtful accounts	$73	$145	$(179)	$39
Year ended December 31, 2005:
Allowance for doubtful accounts	$47	$136	$(110)	$73
Year ended December 31, 2004:
Allowance for doubtful accounts	$62	$106	$(121)	$47

(1)           Amounts written off.

S-1