Form 10-K
period 2007-12-31
Peninsula Gaming, LLC
filed 2008-03-28
CIK 1299109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
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

General

Peninsula Gaming, LLC, a Delaware limited liability company (“PGL” or the “Company”), was formed in 2004 and is a holding company with no independent operations whose primary assets are cash and its equity interests in its wholly owned subsidiaries. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”). PGL’s direct and indirect wholly owned operating subsidiaries consist of:

•	Diamond Jo, LLC, a Delaware limited liability company (“DJL”), was formed in 1999 and owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa;
•
The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), which owns and operates the Evangeline Downs Racetrack and Casino, or “racino”, in St. Landry Parish, Louisiana, and four off-track betting (“OTB”) parlors in Louisiana; and

•	Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), which owns and operates the Diamond Jo casino in Worth County, Iowa.

In addition, PGL is the parent of wholly owned Peninsula Gaming Corp., a Delaware corporation (“PGC”), was formed in 2004 and has no assets or operations, and wholly owned Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”), which has no independent operations and whose sole assets are its equity interests in its wholly owned subsidiaries. DJWH’s subsidiaries are DJW and Diamond Jo Worth Corp., a Delaware corporation (“DJWC”), which has no assets or operations.

As used herein, unless otherwise stated or the context otherwise refers to PGL individually, the terms “we”, “us”, “our” or the “Company” refer to PGL and its subsidiaries.

We currently operate three reportable segments: (1) the gaming operations of DJL, consisting of the Diamond Jo riverboat casino in Dubuque, Iowa (“Diamond Jo”), (2) the gaming operations of EVD, consisting of the casino, racetrack and OTBs operated by EVD in Louisiana (“Evangeline Downs”), and (3) the gaming operations of DJW, consisting of the casino in Worth County, Iowa (“Diamond Jo Worth”). See Note 11 to the consolidated financial statements for financial information about our segments.

Our address is 3rd Street Ice Harbor, PO Box 1750, Dubuque, Iowa 52004-1750 and our telephone number is (563) 690-2100. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, filed by us with the Securities and Exchange Commission (“SEC”), are available on the SEC’s website at http://www.sec.gov.

Business

Diamond Jo. The Diamond Jo operates from the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa and is accessible from each of the major highways in the area. The Diamond Jo is a three-story, approximately 48,000 square foot riverboat casino, replicating a classic 19th century paddlewheel riverboat. The Diamond Jo has an approved capacity for 1,394 patrons, features a spacious two-story atrium and a 44-seat capacity deli and offers 777 slot machines and 17 table games on approximately 19,600 square feet of gaming space. Adjacent to the Diamond Jo is a two-story, approximately 36,000 square foot dockside pavilion, featuring our 142-seat capacity Lighthouse Grill restaurant, our 140-seat capacity High Steaks restaurant and our 25-seat capacity Club Wild players lounge. Approximately 531 parking spaces are conveniently available to our patrons, together with valet parking. The Diamond Jo is open seven days a week and functions primarily as a dockside riverboat with continuous boarding and no cruising requirements.

To facilitate DJL’s building of a new casino to expand its casino operations, on September 27, 2006, DJL entered into an Offer to Purchase Real Estate, Acceptance and Lease (the “Historical Society Agreement”) with the Dubuque County Historical Society (the “Historical Society”). The Historical Society Agreement provides for, among other things, (i) a charitable contribution by DJL to the Historical Society of $1.0 million payable in equal annual installments of $0.1 million for 10 years commencing June 2009 and (ii) the purchase by DJL of 2.4 acres of real property (the “Expansion Tract”) for a purchase price of $1.2 million plus an additional charitable contribution of $0.8 million which was paid in June 2007, the date of the closing of the Expansion Tract.

The Historical Society Agreement also provides for the Historical Society to lease DJL’s existing dockside pavilion for 99 years at $1 per year and for DJL to transfer all of its rights, title and interest in the existing Diamond Jo vessel to the Historical Society at the Historical Society’s option. The lease and the transfer of the vessel are conditioned upon DJL commencing operation of its new casino.  During the fourth quarter of 2007, due primarily to DJL’s obligations to the City of Dubuque, Iowa (“City”) discussed below, DJL determined that it is remote that it will not commence operation of its new casino and that the Historical Society will not accept receipt of the Diamond Jo vessel and has, therefore, recorded a development expense for the fair market value of the dockside pavilion and Diamond Jo vessel of $5.0 million and $1.3 million, respectively.

DJL’s new casino facility is expected to include approximately 1,000 slot machines, 17 table games and a five-table poker room.  Additional amenities are expected to include a bowling center, various restaurants and an entertainment center.  The new casino project is expected to cost approximately $82.5 million.  The Company expects to open the new casino in the fall of 2008.

On October 1, 2007, DJL entered into the Amended and Restated Port of Dubuque Public Parking Facility Development Agreement (“Development Agreement”) with the City of Dubuque, Iowa (“City”) regarding, among other things, the design, development, construction and financing of a public parking facility by the City to be located adjacent to DJL’s proposed casino development.  In October 2007, the City entered into a guaranteed maximum price contract with a third paty to construct the parking facility.  The total development cost of the parking facility is estimated to be approximately $23 million. Under the terms of the Development Agreement, the parking facility will be completed in two phases with a required completion date of the first phase, consisting of the first three levels of the north section of the facility, of November

20, 2008 and the required completion date for the second phase, consisting of the fourth level of the north section and all of the south section, of January 16, 2009. The parking facility, which will be owned by the City, will provide approximately 1,130 free parking spaces to the general public and was financed, in part, by the City with the issuance in October 2007 of approximately $23 million principal amount of 7.5 % Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”) which become due in 2037. All of the City Bonds were purchased by DJW on the date of issuance.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flow Activities."  The Development Agreement also calls for (i) a minimum initial payment by DJL of $6.4 million to the City to be used toward the cost of designing and constructing the public parking facility, the balance of which was paid to the City in October 2007, (ii) the payment by DJL of the reasonable and necessary actual operating costs incurred by the City for the operation, security, repair and maintenance of the public parking facility, and (iii) the payment by DJL to the City of $80 per parking space in the public parking facility per year, which funds will be used by the City for capital expenditures necessary to maintain the public parking facility.

        DJL is required to construct a casino with a minimum cost of $45.0 million under the Development Agreement. Also, on October 1, 2007, DJL entered into a Minimum Assessment Agreement (the “Minimum Assessment Agreement”) with the City and the City Assessor, pursuant to which DJL and the City agreed to a minimum actual taxable value of certain real estate and planned improvements thereon of $57.9 million relating to DJL’s proposed casino development  (the “Minimum Actual Value”). The Minimum Actual Value will be in effect upon the earlier of substantial completion of the proposed casino construction or January 1, 2009. DJL has agreed to pay to the City property taxes with respect to the development property based upon the actual fair value of the property but not less than the Minimum Actual Value. Scheduled payments of principal and interest on the City Bonds will be funded through DJL’s payment obligations under the Minimum Assessment Agreement. DJL is also obligated to pay any shortfall should property taxes be insufficient to cover the principal and interest payments on the City Bonds and the Company has guaranteed DJL’s obligations under the Minimum Assessment Agreement.

Due to DJL’s expected use of the public parking facility and its obligations under the Minimum Assessment Agreement combined with the Company’s guarantee, DJL will record an obligation to the City as costs are incurred under the Development Agreement.  As of December 31, 2007, the City incurred approximately $5.6 million of costs related to the issuance of, and related interest on, the City Bonds and construction of the parking facility which amount was offset against DJL’s $6.4 million initial payment discussed above.  In the future, when subsequent costs exceed DJL’s initial payment and the City begins to use proceeds from the City Bonds to pay for future construction and interest costs, DJL will record a related obligation and capital asset on its balance sheet.  The obligation, along with related interest costs, will be paid off over the life of the City Bonds through payments from DJL under the Minimum Assessment Agreement as discussed above and the capital asset will be depreciated over its estimated useful life of 40 years.  Any property tax payments made by DJL exceeding the debt service on the City Bonds will be expensed as incurred.

Evangeline Downs. The Evangeline Downs Racetrack and Casino is located in Opelousas, Louisiana.  This facility has a southern Louisiana cajun roadhouse theme on the exterior, with a complimentary regional Acadian atmosphere on the interior.  The racino currently includes a casino with 1,627 slot machines, parking spaces for approximately 2,544 cars and 5 buses, and several dining options.  Our dining venues include a 312-seat cajun buffet, a 90-seat fine-dining Blackberry’s restaurant, a 60-seat PO-Boys Food Court, a 90-seat Café 24/7 and a 202-seat Mojo’s sports bar with a 37-seat patio.  In addition a raised bar and lounge area known as Zydeco’s occupies the center of our casino floor.  In the Clubhouse, Silk’s Fine Dining offers a varied menu and the grandstand area contains a concession and bar for our patrons’ convenience.  The racino includes a one-mile dirt track, stables for 980 horses, a grandstand and clubhouse seating for 1,295 patrons, and apron and patio space for an additional 3,000 patrons.  In addition, EVD is currently constructing a 7/8-mile turf track which is expected to be completed in the second quarter of 2008 at a total cost of approximately $3.0 million.  EVD is open twenty-four hours per day, seven days per week.

EVD is currently developing an approximately 75,000 square foot, 100 room hotel contiguous to its current casino.  Additional amenities for the hotel include a fitness center, meeting space, a full in-house support laundry and a guest business center. Adjoining the existing racino structure, the new hotel will provide easy access to the casino and all of EVD’s existing amenities.  EVD has engaged a local architect for the project and, while it has not yet entered into a construction contract with respect to the project, it is currently in negotiations with developers for the approximately $15.0 million hotel.

OTBs.  EVD currently operates four OTBs: one in Port Allen, Louisiana; one in New Iberia, Louisiana; one in Henderson, Louisiana; and one in Eunice, Louisiana.  Each of these OTBs offers simulcast pari-mutuel wagering seven days a week and is equipped to serve alcoholic and non-alcoholic beverages and food. The Port Allen OTB is located immediately off Interstate 10, across the Mississippi River from Baton Rouge. The two-story Port Allen facility offers off-track betting, 75 video poker machines, a full-service bar, a cafe and a VIP lounge. During 2006 and through January 2007, EVD operated the New Iberia OTB, located on U.S. Highway 182, approximately 20 miles outside Lafayette, Louisiana, which offered off-track betting and a limited food offering. In February 2007, EVD’s New Iberia OTB operations moved to a new facility which offers simulcast pari-mutuel wagering seven days a week and is equipped to serve alcoholic and non-alcoholic beverages and food.  The Henderson OTB, which opened on May 14, 2005, seats 60 patrons and features a restaurant and full service bar.  In August 2007, we opened our approximately 1,250 square foot expansion and began operating 46 video poker machines in Henderson. The Eunice facility offers off-track betting, 68 video poker machines, a full service bar and private parking for its patrons.  Under Louisiana’s racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of our Evangeline Downs racetrack which effectively gives us the exclusive right, at our option, to operate OTBs within a 55-mile radius of our horse racetrack, provided that such OTB is not also within a 55-mile radius of another horse racetrack.

Diamond Jo Worth.  The Diamond Jo Worth casino opened to the public in April 2006 and is open seven days a week. On May 11, 2005, the Iowa Racing and Gaming Commission granted us a gaming license to operate an excursion gambling boat in Northwood, Iowa. Northwood is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. Our casino is situated on a 35-acre site approximately an equal distance between Minneapolis, Minnesota and Des Moines, Iowa at the intersection of Interstate 35 and Highway 105. The exterior design of Diamond Jo Worth incorporates a regional gristmill and riverboat theme, with a complementary riverside docking facility atmosphere on the interior. On July 13, 2006, the Iowa Racing and Gaming Commission approved DJW’s request to expand its new casino facility by approximately 30,000 square feet. As a result of the casino expansion, which opened to the public in April 2007, the Diamond Jo Worth casino currently has 902 slot machines, 25 table games and 7 poker tables in operation, as well as parking spaces for approximately 1,300 vehicles, a new 5,200 square foot event center, several dining options, including a 190-seat buffet restaurant, a 114-seat steakhouse restaurant, which opened in January 2008, and a coffee shop. In November 2006, a 100-room hotel development adjacent to the casino opened which is owned and operated by a third party. DJW also operates a convenience store and gas station at the site.

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

Diamond Jo. The Diamond Jo’s principal competition is the only other licensed gaming facility in Dubuque, the Dubuque Greyhound Park (the “DGP”). The DGP is located approximately three miles north of the Port of Dubuque and offers slot machines, live and simulcast greyhound racing and, on a limited basis, simulcast horse racing. In May 2005, DGP expanded its facility to include 1,000 slot machines. In February 2006, DGP replaced 82 slot machines with video poker and, in March 2006, added 16 table games and 4 poker tables. In addition, a group of private investors opened a hotel adjacent to the DGP in October 2005. The DGP is owned and operated by the Dubuque Racing Association (“DRA”). As a not-for-profit organization, the DRA distributes a percentage of its cash flow to the City of Dubuque and local charities.

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

The Iowa Racing and Gaming Commission rescinded its rule limiting riverboat gaming licenses in Iowa and in May 2005 granted four new gaming licenses (including ours in Worth County). The closest of these licensees to the Diamond Jo is located in Waterloo, Iowa which is located over 100 miles away from the Diamond Jo.

Evangeline Downs. The nearest competitor to Evangeline Downs is a Native American casino located approximately 50 miles to the north of the racino, including several miles off the highway in Marksville, Louisiana. Beyond that, patrons in Lafayette need to drive approximately 75 miles to reach riverboat casinos in Baton Rouge and approximately 100 miles to reach riverboat casinos in Lake Charles and a Native American casino in Kinder. Because our competition in Marksville is situated more than 20 miles off the highway, we believe that patrons of the Marksville casino may find the ease of highway access to our racino more convenient.

Louisiana law currently places limitations on the number and types of gaming facilities that may operate in the state. Currently, there are only four horse racetracks in Louisiana with licenses to conduct live racing. Under the Pari-Mutuel Act, each of the four horse racetracks (including our racino) is permitted to install slot machines at its facilities. The horse racetrack nearest to the racino site that is allowed to have gaming operations is located in Vinton, Louisiana, near Lake Charles, which is over 100 miles away from the racino. In addition, current Louisiana law permits only 15 riverboat gaming licenses, all of which have currently been awarded. Also, under current Louisiana law, the only non-Native American land-based casino permitted to operate in the state is the land-based casino currently operating in New Orleans, over 100 miles from Lafayette. Native American gaming facilities operate pursuant to compacts with the State of Louisiana. There currently are only four federally-recognized Native American tribes in Louisiana and only three Native American casinos currently operating in Louisiana, the closest being in Marksville, which is approximately 50 miles from EVD. The fourth tribe, which to our knowledge currently does not have a compact with the State of Louisiana, has proposed to develop a casino in DeSoto Parish, over 150 miles from the racino.

In August 2005, Hurricane Katrina hit southern Louisiana causing much of the New Orleans and surrounding area’s population to move north toward Lafayette. In September 2005, Hurricane Rita hit southwest Louisiana and caused the closure of many of Evangeline Downs’ competitors. The resulting surge in the local population, coupled with the temporary reduction in competition, helped improve operations at Evangeline Downs during the fourth quarter of 2005 and the early part of 2006 and gave Evangeline Downs the opportunity to generate new customers and grow its player database.

Diamond Jo Worth. Diamond Jo Worth’s primary competition is the Native American gaming operations in Minnesota, the closest being approximately 110 miles from the Diamond Jo Worth casino. In addition, a new casino in Emmetsburg, Iowa, approximately 90 miles from Diamond Jo Worth casino, commenced operations in June 2006.  As noted above, a new casino located in Waterloo, Iowa opened in the summer of 2007.  Waterloo, Iowa is approximately 120 miles from the Diamond Jo Worth casino.

Employees

We maintain a staff of approximately 270 to 300 full-time equivalent employees at the Diamond Jo, a staff of approximately 550 to 675 full-time equivalent employees at Evangeline Downs and a staff of approximately 360 to 400 full-time equivalent employees at the Diamond Jo Worth, depending upon the time of the year. None of our employees are covered by a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage, and believe we maintain good relations with our employees.

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

The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” A “qualified sponsoring organization” is defined as a nonprofit corporation organized under Iowa law, whether or not exempt from federal taxation, or a person or association that can show to the satisfaction of the Iowa Racing and Gaming Commission that the person or association is eligible for exemption from federal income taxation under Sections 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal Revenue Code. Such nonprofit corporation may operate the riverboat itself, or it may enter into an agreement with another boat operator to operate the riverboat on its behalf. A boat operator must be approved and licensed by the Iowa Racing and Gaming Commission. DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and has served as the “qualified sponsoring organization” of the Diamond Jo since March 18, 1993. DRA subsequently entered into the DRA Operating Agreement with Greater Dubuque Riverboat Entertainment Company, the previous owner and operator of the Diamond Jo, authorizing Greater Dubuque Riverboat Entertainment Company to operate riverboat gaming operations in Dubuque. The Iowa Racing and Gaming Commission approved the DRA Operating Agreement on March 18, 1993. The term of the DRA Operating Agreement expires on December 31, 2018. We assumed the rights and obligations of Greater Dubuque Riverboat Entertainment Company under the DRA Operating Agreement.

During 2005, DJL’s operating agreement with the DRA (who holds a joint gambling license with DJL to conduct gambling games under Iowa law) was amended to provide for, among other things, the following:

•	the authorization of the DRA to operate up to 1,000 slot machines and up to 20 table games at the DGP;

•	the extension of the operating agreement through December 31, 2018;

•
from February 2006 (the date that DGP commenced operation of table games) through August 31, 2006 (the date a competing casino facility opened to the public in Riverside, Iowa),  DRA was contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions. Beginning September 1, 2006 and continuing until the earlier of (i) DJL’s commencement of operations as a barge facility or (ii) December 31, 2008, DRA is contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts above a 7% decline from the base period and subject to a maximum 21% decline and certain payment deferral conditions; and

•
a requirement that DJL continue to pay to the DRA the sum of $.50 for each patron admitted on the boat through 2008. During 2007, 2006 and 2005, these payments approximated $0.4 million, $0.4 million and $0.5 million, respectively. Commencing January 1, 2009, DJL is obligated pay to the DRA 3% of DJL’s adjusted gross receipts. However, commencing on the date DJL moves its operations to a barge facility, DJL will be required to pay to the DRA 4.5% of DJL’s adjusted gross receipts.

During 2007 and 2006, DJL recorded other revenue of approximately $1.9 million and $1.6 million, respectively, related to this agreement, of which $2.5 million and $1.2 million has been recorded as a long-term receivable and is included in deposits and other assets on the Company’s balance sheets in 2007 and 2006, respectively.  For the year ended December 31, 2007, $0.3 million is recorded as a short-term receivable on the Company’s balance sheet.

In a separate agreement with the City of Dubuque, we extended our leases for certain real property, including various parking lots around the casino, through December 2018.  The current lease calls for lease payments of $25,000 annually through 2008. Effective June 1, 2009, the lease payments increase to $250,000 annually. On the date DJL opens its new moored barge facility, the lease payments increase to $500,000 annually. However, under DJL’s operating agreement with the DRA, the DRA is required to reimburse DJL for all lease payments paid to the City as described in this paragraph.

The Worth County Development Authority (“WCDA”), a not-for-profit corporation, was organized on July 14, 2003 for the purpose of serving as a qualified sponsoring organization for a gaming license to be held in Worth County, Iowa. Pursuant to an operator’s agreement with the WCDA, DJW is entitled to own and operate an excursion gambling boat in Worth County, Iowa. As the “qualified sponsoring organization” for DJW, WCDA receives 5.76% of DJW’s adjusted gross receipts. In 2007 and 2006, DJW expensed $4.3 million and $2.8 million, respectively, under this agreement.  The operating agreement with the WCDA expires on March 31, 2015, but is subject to automatic three year renewal periods.

Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming. The electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming on May 17, 1994 by referendum, with 80% of the electorate voting in favor of gaming conducted by DJL. The electorate of Worth County, Iowa, approved gaming on June 24, 2003 by referendum, including gaming conducted by DJW, with 75% of the electorate voting in favor. In addition, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such a referendum took place for DJL on November 5, 2002 with 79% of the electorate voting on the proposition favoring continued gaming on riverboats in Dubuque County. The next referendum is scheduled for 2010. If any reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier non-renewal or revocation under Iowa law and regulations applicable to all licenses.

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

Substantially all of DJL’s and DJW’s material transactions are subject to review and approval by the Iowa Racing and Gaming Commission. All contracts or business arrangements, verbal or written, with any related party or in which the term exceeds three years or the total value of the contract exceeds $100,000 are agreements that qualify for submission to and approval by the Iowa Racing and Gaming Commission subject to certain limited exceptions. The agreement must be submitted within 30 days of execution and approval must be obtained prior to implementation unless the agreement contains a written clause stating that the agreement is subject to commission approval. Additionally, contracts negotiated between DJL or DJW and a related party must be accompanied by economic and qualitative justification.

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

Iowa has a graduated wagering tax on riverboat gambling equal to 5% of the first one million dollars of adjusted gross receipts, 10% on the next two million dollars of adjusted gross receipts and 22% on adjusted gross receipts of more than three million dollars. In addition, Iowa riverboats share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa. For the fiscal year ended December 31, 2007, DJL’s and DJW’s share of such expenses were approximately $0.7 million each. Further, DJL pays to the City of Dubuque a fee equal to $.50 per passenger.

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

In connection with obtaining its gaming license, DJW is required to pay under an executory agreement a license fee of $5.0 million payable in five equal annual installments of $1.0 million. DJW paid the first three installments in June 2005, May 2006 and May 2007 with the remaining installments due in May 2008 and May 2009.

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

The Pari-Mutuel Act allows only one facility in each of St. Landry Parish, Bossier Parish, Calcasieu Parish and Orleans Parish to be licensed to operate slot machines at a live horse racing facility. EVD is presently the only “eligible facility” in St. Landry Parish under the Pari-Mutuel Act. The Pari-Mutuel Act requires (among other things) that two conditions be met prior to the opening and operation of a slot machine casino at a live-racing venue. First, a parish-wide referendum must approve the operation. In 1997, voters in St. Landry Parish voted to approve the slot machine casino at the racino site. Secondly, the Pari-Mutuel Act requires that an appropriate tax be levied on the slot machine operation. In 2000, an 18.5% license tax was levied upon taxable net slot machine proceeds. Therefore, we believe that both of the conditions required by the Pari-Mutuel Act have been met with respect to the racino at our site in Opelousas within St. Landry Parish.

The Pari-Mutuel Act also provides that the “designated gaming space” in any eligible facility cannot exceed 15,000 square feet, that the licensee will not allow underage gaming and that notice of toll-free telephone assistance for compulsive gamblers will be posted at the facility. EVD currently complies with these requirements.

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

We received our gaming license to operate slot machines at our racino from the Louisiana Gaming Control Board on January 21, 2003 and it was renewed on December 18, 2007. Our renewed license has a term of five years through 2012 and is renewable for succeeding five year periods upon application for such renewal. The Louisiana Gaming Control Board retains absolute discretion over the right to renew our license.

EVD’s gaming license authorizes the use of 15,000 square feet of designated gaming space. EVD submitted for approval its current layout for the casino, which incorporates 1,627 slot machines. EVD’s layout was approved based on the type of machines, which were all upright machines. Should EVD change the type and/or design of its slot machines, it must once again seek and obtain approval of both the Louisiana State Police and go before the Louisiana Gaming Control Board to obtain approval for the new machines. Once any new machines are installed, they must be inspected by regulators and tested prior to the approval of their operation. The moving of the machines within the approved gaming area also requires the approval of the Louisiana State Police with oversight of the Louisiana Gaming Control Board.

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

Potential Changes in Tax and Regulatory Requirements

In the past, federal and state legislators and officials have proposed changes in tax law, or in the administration of the laws, affecting the gaming industry. Regulatory commissions and state legislatures sometimes consider limitations on the expansion of gaming in jurisdictions where we operate and other changes in gaming laws and regulations. Proposals at the national level have included a federal gaming tax and limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. Proposals at the state level include changes in the gaming tax rate and a ban on smoking in public places, including in casinos.  It is not possible to determine with certainty the likelihood of possible changes in tax or other laws or in the administration of the laws. The changes, if adopted, could have a material adverse effect on our financial results.

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

Iowa Department of Natural Resources

 On November 25, 2005, the United States Coast Guard approved our permanently moored vessel status (“PMV”), which took effect on November 28, 2005. Under our PMV status, we are regulated by the Iowa Department of Natural Resources (IDNR). The IDNR has regulatory oversight over many of the issues previously controlled by the United States Coast Guard.

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

Future Operating Performance —Our future operating performance could be adversely affected by disruptions in operations and reduced patronage of our properties as a result of poor economic conditions, severe weather and other factors.

Our future operating performance could be adversely affected by disruptions and reduced patronage of our properties as a result of poor economic conditions, severe weather and other factors. The impact of these factors will be more significant to us than it would be to a more diversified gaming company or to a gaming company that does not depend on seasonal earnings from racing. Any or all of our properties could be completely or partially closed due to, among other things, severe weather, casualty, mechanical failure, including the failure of our slot machines, physical damage or extended or extraordinary maintenance or inspection. Severe or inclement weather may also cause the closure of, or limit the travel on, highways which provide access to our properties and could reduce the number of people visiting these facilities. In addition, to maintain our gaming license for our racino, we must have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the racetrack, and poor weather conditions may make it difficult for us to comply with this requirement. Although we maintain insurance policies, insurance proceeds may not adequately compensate us for all economic consequences of any such event.

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

As of December 31, 2007, we had approximately $381.0 million of total debt outstanding. Our significant indebtedness could have important consequences such as:

•
limiting our ability to obtain additional financing to fund our working capital requirements, capital expenditures, debt service, costs to complete the various development projects at DJL, DJW, and EVD and general corporate or other obligations;

•
limiting our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make principal and interest payments on our indebtedness;

•
increasing our interest expense if there is a rise in interest rates, because a portion of our borrowings may be under our senior credit facilities and, as such, we will have interest rate periods with short-term durations (typically 30 to 180 days) that require ongoing resetting at the then current rates of interest;

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

In addition, the loan and security agreement among DJL, EVD and Wells Fargo Foothill, Inc., as arranger and agent (the "PGL Credit Facility") is scheduled to terminate in June 2008.  We are currently working with Wells Fargo Foothill, Inc. to extend or renew the PGL Credit Facility under similar economic terms.  However, there can be no assurances that we will be able to extend or renew the PGL Credit Facility prior to its expiration or on economically favorable terms, if at all.  Failure to extend or renew the PGL Credit Facility could have a material adverse effect on our business, financial condition and our ability to meet our payment obligations, including those under the notes and our other indebtedness.

Failure to Complete Construction Projects on Time and Within Budget - If we fail to complete construction projects on time and within budget, it could have a material adverse effect on our business, financial condition and results of operations.

We are currently constructing a new gaming facility at DJL and working with the City of Dubuque to construct a nearby parking garage.  In addition, we have begun site work on the development and construction of a hotel at EVD.

There can be no assurance that we will complete these construction projects on time or within  budget.  Construction projects are subject to development and construction risks, any of which could cause unanticipated costs increases and delays.  Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control.  Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Unexpected  changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled opening of our expanded casino.

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

Restrictive Covenants - The indentures governing the Peninsula Gaming Notes and the DJW Notes and our senior secured credit facilities contain covenants that significantly restrict our operations.

The indentures governing the Peninsula Gaming Notes and the DJW Notes and the agreements governing our senior secured credit facilities contain, and any other future debt agreements may contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business. These covenants place restrictions on our ability and the ability of our subsidiaries to, among other things:

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

Our PGL Credit Facility limits DJL’s and EVD’s ability to pay dividends, make loans and distributions to PGL and DJW and also requires DJL and EVD to meet, among other things, certain minimum EBITDA and maximum capital expenditure requirements. Our indenture governing the DJW Notes also limits DJW’s ability to make loans and distributions to PGL. Due to these limitations on the payment of dividends, making loans and other distributions, PGL may not, on its own, be able to satisfy its obligations under the Peninsula Gaming Notes, which obligations must therefore be satisfied by DJL, co-issuer of the Peninsula Gaming Notes, and EVD, guarantor of the Peninsula Gaming Notes. In addition, due to the limitations discussed above, DJW may not be able to receive dividends or distributions from PGL or any of its restricted subsidiaries to help satisfy its obligations under the DJW Notes or DJW Credit Facility.  Non-compliance with the financial ratios and tests contained in our debt agreements may adversely affect our ability to incur more debt, adequately finance our operations or capital needs in the future or to pursue attractive business opportunities that may arise in the future. Our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be adversely affected by our operations and by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default under the notes and our other indebtedness.

History of Net Losses —We have had net losses in recent years and may experience net losses in the future.

We had net losses in 2007 and 2005 of $5.2 million and $3.4 million, respectively.  As we continue to execute our business strategy, we may experience net losses in the future, which could have an adverse affect on our business, prospects, financial condition, results of operations and cash flows.

Licensing —If we fail to meet the minimum live racing day requirements, our gaming license with respect to the racino will be canceled and all slot machine gaming at the racino must cease.

Louisiana gaming regulations and our gaming license require that we, among other things, have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the horse racetrack. Live racing days typically vary in number from year to year and are based on a number of factors, many of which are beyond our control, including the number of suitable race horses and the occurrence of severe weather. If we fail to have the minimum number of live racing days, our gaming license with respect to the racino may be canceled, and the casino will be required to cease operations. Any cessation of our operation would have a material adverse affect on our business, prospects, financial condition, results of operations and cash flows.

Reauthorization of Gaming in Iowa —The Dubuque County and Worth County electorate must vote in 2010 and 2011, respectively, and every eight years thereafter whether to continue to allow riverboat gaming in Dubuque County and Worth County, Iowa. If riverboat gaming is discontinued, it is unlikely that DJL or DJW will be able to conduct its gaming operations.

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

The sale of alcoholic beverages at our properties is subject to licensing, control and regulation by state and local agencies in Iowa and Louisiana. Subject to limited exceptions, all persons who have a financial interest in DJL, EVD, PGL, or DJW by ownership, loan or otherwise, must be disclosed in an application filed with, and are subject to investigation by, Iowa and Louisiana liquor agencies. All liquor licenses are subject to annual renewal, are revocable and are not transferable. The liquor agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any disciplinary action with respect to any of our liquor licenses could, and any failure to renew or revocation of our liquor licenses would, have a material adverse effect on our business.

Competition —We face intense competition in our gaming markets and increased competition may have a material adverse effect on our business, financial condition and results of operations.

The gaming industry is intensely competitive. If our existing competitors expand and/or upgrade their facilities or operate more efficiently than we do, or new gaming firms enter the markets in which we operate, we could lose market share, our gaming markets could become saturated and new opportunities for expanding our business could become limited. As a result, increased competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In Dubuque, Iowa, we face competition primarily from the DGP, which possesses several competitive strengths. The DGP offers some amenities that Diamond Jo does not have, including live and simulcast greyhound racing, and, on a limited basis, simulcast horse racing. As a not-for-profit organization, the DGP has developed strong relationships with the local community and city officials by distributing a percentage of its cash-flow, through contributions, to the City of Dubuque and local charities. In May 2005, DGP expanded its facility to include 1,000 slot machines. In February 2006, DGP replaced 82 slot machines with video poker and in March 2006 added 16 table games and 4 poker tables. In addition, a group of private investors opened a hotel adjacent to the DGP in October 2005. The DGP is owned and operated by the Dubuque Racing Association, or DRA. Besides the DGP, we also currently face limited competition from other gaming facilities located approximately 60 to 120 miles from our operations. In May 2005, the Iowa Racing and Gaming Commission granted 4 new licenses (including ours in Worth County). The closest of these licenses to the Diamond Jo is one located in Waterloo, Iowa, approximately 70 miles to the west of Dubuque, which opened in spring 2007.

Our primary competition at the Diamond Jo Worth casino is from the Native American gaming operations in Minnesota, the closest being approximately 110 miles from the Diamond Jo Worth casino. In addition, a new casino in Emmetsburg, Iowa, located approximately 90 miles from Diamond Jo Worth casino, commenced operations in June 2006.  As noted above, a new casino located in Waterloo, Iowa opened in the spring of 2007 and is located approximately 120 miles from our casino.  Our competitors may offer amenities that the Diamond Jo Worth casino will not have.

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

We could also face additional competition if Louisiana or Iowa or any of the states bordering Iowa or Louisiana adopts laws authorizing new or additional gaming.

We also compete to some extent with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming, on- and off-track wagering, and other forms of entertainment, including motion pictures, sporting events and other recreational activities. It is possible that these secondary competitors could reduce the number of visitors to our facilities or the amount they are willing to wager, which could have a material adverse effect on our ability to generate revenue or maintain our profitability and cash flows.

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

Legislative or administrative changes in applicable legal requirements, including legislation to prohibit casino gaming, have been proposed in the past. For example, in 1996, the State of Louisiana adopted a statute in connection with which votes were held locally where gaming operations were conducted and which, had the continuation of gaming been rejected by the voters, might have resulted in the termination of operations at the end of their current license terms. During the 1996 local gaming referendums, Lafayette Parish voted to disallow gaming in the Parish, whereas St. Landry Parish, the site of our racino, voted in favor of gaming. All parishes where riverboat gaming operations are currently conducted voted to continue riverboat gaming, but there can be no guarantee that similar referenda might not produce unfavorable results in the future. Proposals to amend or supplement the Louisiana Riverboat Economic Development and Gaming Control Act and the Pari-Mutuel Act also are frequently introduced in the Louisiana State legislature. In the 2001 session, a representative from Orleans Parish introduced a proposal to repeal the authority of horse racetracks in Calcasieu Parish (the site of Delta Downs) and St. Landry Parish (the site of our racino) to conduct slot machine gaming at such horse racetracks and to repeal the special taxing districts created for such purposes. If adopted, this proposal would have effectively prohibited us from operating the casino portion of our racino. In addition, the Louisiana legislature, from time to time, considers proposals to repeal the Pari-Mutuel Act.

Similarly, in Iowa, the county electorate must reauthorize gaming every eight years. See “Reauthorization of Gaming in Iowa.”

To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our properties owned by DJL, EVD and DJW. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on us.

The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” Such “qualified sponsoring organizations” may operate the riverboat itself, subject to satisfying necessary licensing requirements, or it may enter into an agreement with a boat operator to operate the excursion gambling boat on its behalf. An operator must be approved and licensed by the Iowa Racing and Gaming Commission. The DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and, pursuant to the Amended DRA Operating Agreement, has served as the “qualified sponsoring organization” of the Diamond Jo since March 18, 1993. The term of the Amended DRA Operating Agreement expires on December 31, 2018. WCDA, pursuant to the WCDA Operating Agreement, serves as the “qualified sponsoring organization” of Diamond Jo Worth. The term of the WCDA Operating Agreement expires on March 31, 2015 which is subject to automatic three year renewal periods. If the Amended DRA Operating Agreement or WCDA Operating Agreement were to terminate, or if the DRA or WCDA were to otherwise discontinue acting as our “qualified sponsoring organization” with respect to our operation of the Diamond Jo and Diamond Jo Worth, respectively, and we were unable to obtain a license from the Iowa Racing and Gaming Commission for an alternative “qualified sponsoring organization” to act on our behalf, we would no longer be able to continue our Diamond Jo or Diamond Jo Worth operations, which would materially and adversely affect our business, results of operations and cash flows.

Legislative Changes —Changes in legislative rules and regulations may have a material adverse effect on our operations.

Changes in federal or state laws, rules and regulations, including tax laws, affecting the gaming industry, or in the administration of such laws, could have a material adverse affect on our business. Regulatory commissions and state legislatures from time to time consider limitations on the expansion of gaming in jurisdictions where we operate and other changes in gaming laws and regulations. Proposals at the national level have included a federal gaming tax and limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. Proposals at the state level have included changes in the gaming tax rate and the Iowa legislature is currently considering a ban on smoking in public places, including in casinos.  It is not possible to determine with certainty the likelihood of possible changes in tax or other laws affecting the gaming industry or in the administration of such laws. The changes, if adopted, could have a material adverse effect on our business, results of operations and cash flows.

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

We have reviewed environmental assessments, in some cases including soil and groundwater testing, relating to our currently owned and leased properties in Dubuque, Iowa, and other properties we may lease from the City of Dubuque or other parties. As a result, we have become aware that there is contamination present on some of these properties apparently due to past industrial activities. With respect to parcels we currently own or lease, we believe, based on the types and amount of contamination identified, the anticipated uses of the properties and the potential that the contamination, in some cases, may have migrated onto our properties from nearby properties, that any cost to clean up these properties will not result in a material adverse effect on our earnings and cash flows. We have also reviewed environmental assessments and are not aware of any environmental liabilities related to our properties at EVD and DJW.

We do not anticipate any material adverse effect on our earnings, cash flows or competitive position relating to existing environmental matters, but it is possible that future developments could lead to material costs of environmental compliance for us and that these costs could have a material adverse effect on our business and financial condition, operating results and cash flows.

Taxation —An increase in the taxes and fees that we pay could have a material adverse effect on us, and might reduce the cash flow available to service our indebtedness.

We are subject to significant taxes and fees relating to our gaming operations, which are subject to increase at any time. Currently, in Iowa, we are taxed at an effective rate of approximately 21% of our adjusted gross receipts by the State of Iowa, we pay each of the City of Dubuque and the DRA a fee equal to $0.50 per patron and we pay a fee equal to 5.76% of adjusted gross receipts to the Worth County Development Authority. Commencing on the date DJL moves its operations to a barge facility, DJL will be required to pay to the DRA 4.5% of DJL’s adjusted gross receipts and the $0.50 per patron fee will cease. In addition, all Iowa riverboats share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa, which is currently approximately $0.7 million per year per riverboat. Currently, in Louisiana, we are taxed at an effective rate of approximately 36.5% of our adjusted gross slot revenue and pay to the Louisiana State Racing Commission a fee of $0.25 for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, enters the racino during non-racing season from the hours of noon to midnight Thursday through Monday, or enters any one of our OTBs. In addition, there have been proposals in the past to tax all gaming establishments, including riverboat casinos, at the federal level. Any material increase in taxes or fees, or in costs of the Iowa Racing and Gaming Commission and related entities, would have a material adverse affect on our business.

Difficulty in Attracting and Retaining Qualified Employees —If we are unable to attract and retain a sufficient number of qualified employees or are required to substantially increase our labor costs, our business, results of operations, cash flows and financial condition will be materially adversely affected.

The operation of our business requires qualified executives, managers and skilled employees with gaming industry experience and qualifications to obtain the requisite licenses. We may have difficulty attracting and retaining a sufficient number of qualified employees and may be required to pay higher levels of compensation than we have estimated in order to do so. If we are unable to attract and retain a sufficient number of qualified employees for our current operations or are required to substantially increase our labor costs, we may not be able to operate our business in a cost effective manner or at all.

We are dependent upon the available labor pool of unskilled and semi-skilled employees. We are also subject to the Fair Labor Standards Act, which governs matters such as minimum wage, overtime and other working conditions. In February 2007, the State of Iowa passed a bill increasing the minimum wage for Iowa workers.  Effective April 1, 2007, the minimum wage for the State of Iowa increased from $5.15 per hour to $6.20 per hour and then to $7.25 effective January 1, 2008. Effective July 24, 2007, the federal minimum wage increased to $5.85 and is scheduled to increase to $6.55 per hour and $7.25 per hour, July 24, 2008 and 2009, respectively.  Current Iowa law effectively requires that we pay Iowa employees 25% more than the federally mandated minimum wage rates. While DJL and DJW currently pay all of their employees more than the current minimum wage levels, these scheduled changes in minimum wage laws could increase our payroll costs in the future and have an adverse effect on our liquidity.  Further changes in applicable state or federal laws and regulations, particularly those governing minimum wages, could increase labor costs, which could have a material adverse effect on the cash flow available to service our indebtedness.

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

All of the Company’s voting equity interests are indirectly beneficially owned or controlled in the aggregate by M. Brent  Stevens, Michael Luzich and Terrance W. Oliver. Specifically, Mr. Stevens, our Chief Executive Officer, is also the Chairman of the Board of Managers of PGP and the Chief Executive Officer of PGP, DJL, EVD, PGL and DJW. Mr. Stevens indirectly beneficially owns or controls (through his beneficial ownership or control of voting equity interests in PGP) approximately 66.2% of the Company’s voting equity interests. Mr. Luzich, our President and Secretary, is also a Manager of PGP and the President and Secretary of PGP, PGL, DJL, EVD and DJW. Mr. Luzich indirectly beneficially owns (through his ownership of voting equity interests in PGP) approximately 32.3% of the Company’s voting equity interests. Mr. Oliver, a Manager of PGP, indirectly beneficially owns (through his direct ownership of interests in The Oliver Family Trust) approximately 1.5% of the Company’s voting equity interests. Andrew Whittaker, a Manager of PGP, indirectly beneficially owns (through his indirect ownership of voting equity interests in PGP) approximately 4.2% (which is included in the calculation of the 66.2% owned or controlled by Mr. Stevens) of the Company’s voting equity interests. In addition, Mr. Stevens has the right to designate three of the five members of PGP’s board of managers, including one of the two independent managers, and Mr. Luzich has the right to designate two of the five members of PGP’s board of managers, including one of the two independent managers, for so long as Mr. Stevens and Mr. Luzich, respectively, beneficially hold at least 5% of the voting equity interests of PGP.

Because of their controlling interests, these individuals have the power to elect a majority of our managers, appoint new management and approve any action requiring the approval of holders of our equity interests, including adopting amendments to our certificate of formation, approving mergers or sales of substantially all of our assets or changes to our capital structure.

PGP is primarily responsible for managing DJL, EVD and DJW operations as well as supervising all development projects. Neither PGP nor any of its affiliates is restricted from managing other gaming operations, including new gaming ventures or facilities that may compete with ours, except that certain restrictions under the Amended DRA Operating

Agreement will terminate if we or any of our affiliates operate another facility in Dubuque County or the adjoining counties of Illinois or Wisconsin. If PGP or any of its affiliates decides to manage other gaming operations, such activities could require a significant amount of attention from PGP’s officers and managers and require them to devote less time to managing our operations. While we believe that any new ventures will not detract from PGP’s ability to manage and operate our business, there can be no assurance that such ventures would not have a material adverse effect on us or on PGP.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

DJL owns the approximately 36,000 square foot dockside pavilion, adjacent to the Diamond Jo casino, and a walkway connecting the dockside pavilion to a ramp, leading to where the Diamond Jo is moored. In addition, we own the tract of land in the Port of Dubuque on which the new Diamond Jo casino is currently being constructed.

We currently have approximately 531 parking spaces that are in close proximity to the Diamond Jo located on properties that we own, lease or to which we are given access at no cost pursuant to a non-exclusive use agreement with a third party. Our property lease currently requires us to pay $25,000 per year as rent through June 2009. Beginning in June 2009 through the remaining term of the lease we are required to pay $250,000 per year (increasing each year by cost of living index). Effective upon the opening of our new casino, the lease payments increase to $500,000 annually.  All rent payments associated with this lease are reimbursed to us by the DRA under the Amended DRA Operating Agreement entered into in June 2005. In 2005, the terms of the DRA Operating Agreement and our lease with the City of Dubuque were extended through December 31, 2018.

The EVD racino sits on and is bounded by approximately 649 acres of owned land located in Opelousas, Louisiana that we purchased in 2002 and 2003. We have constructed a 170,000 square foot building and a one mile dirt racetrack on this site. A portion of the purchase price for certain parcels of such land was financed by the seller of such parcels by EVD issuing a $3,850,000 note payable to the seller. The note is payable in seven annual installments and bears interest at a rate of 8.75%. The note is collateralized by a mortgage on the property. Simultaneously with the payment of each annual installment, the seller agreed to release from the mortgage one of seven parcels of land into which the land was equally divided.  As of December 31, 2007, EVD has paid four of the seven annual installments.

In addition, EVD owns the land, building and improvements of the Port Allen OTB and leases the facilities that comprise the New Iberia, Henderson and Eunice OTBs.

The DJW casino and convenience store is located on 35 acres of owned land in Worth County, Iowa.  With the completion of the expansion project in 2007, the casino building is now approximately 75,000 square feet.  We currently have approximately 1,300 parking spaces that are in close proximity to Diamond Jo Worth located on properties that we own or lease.  DJW leases 10 acres of land north of the casino that require DJW to pay $52,000 per year as rent through June 2016.  The property lease also allows for the purchase of the leased land at the expiration of the lease for a total purchase price of $750,000.

In addition, DJW owns 268 acres of land approximately 10 miles northwest of the casino in Emmons, Minnesota on which a member’s only 93 acre 9-hole golf course and 9-station sporting clay course and 176 acre hunting facility, known as Pheasant Links, is located, together with a 4,500 square foot clubhouse.  DJW also leases 30 acres of adjacent land for $3,000 per year through September 2010 for use as additional hunting land.

ITEM 3.	LEGAL PROCEEDINGS

In October 2003, EVD filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana (the “Department”), the St. Landry Parish School Board and the City of Opelousas. EVD sought a judgment declaring that sales taxes were not due to the defendants on purchases made by EVD and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. EVD’s action was based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. The St. Landry Parish School Board and the City of Opelousas questioned the application of the racing statutes to the construction and furnishing of the casino portion of the facility, thereby leading to the filing of this action. Subsequently, the Department adopted a similar position as the St. Landry Parish School Board and the City of Opelousas.

EVD filed a motion for summary judgment, which was scheduled for hearing in July 2005. The defendants filed responses, generally arguing that the exemption under the racing statutes should not extend to the purchase of goods, materials and services which were unrelated to horse racing. Prior to the hearing, it was discovered by EVD that EVD’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that EVD, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment so that EVD could prepare and file a refund claim for the taxes paid by EVD’s contractor and the contractor’s subcontractors. In November and December 2005, EVD filed refund claims totaling $0.6 million with the Department and St. Landry Parish related to these taxes.

In October 2006, the Department notified EVD that additional taxes and interest totaling approximately $0.4 million were due for the period January 1, 2002 through December 31, 2004.  In November 2006, EVD formally protested the additional proposed tax assessment with the Department; the protest was denied by the Department. Accordingly, EVD accrued and subsequently paid the additional taxes of approximately $0.4 million, but these taxes were paid under protest. In December 2006, EVD filed suit in East Baton Rouge Parish, Louisiana against the Department for recovery of these taxes paid under protest. The Department answered this suit by generally denying EVD’s right to recover the taxes paid under protest. During 2006, EVD accrued an additional $1.1 million related to state sales taxes that the Company may be required to pay for the years 2005 and 2006 and for local parish and city taxes for the years 2002 through 2006. Of the total sales tax amount recorded, approximately $0.7 million and $0.4 million was recorded in general and administrative expense and interest expense, respectively, in the consolidated statement of operations for 2006. The remaining balance, totaling approximately $0.4 million, was capitalized in fixed assets. EVD also accrued another $0.4 million and $0.1 million in 2007 for ongoing operating purchases and interest, respectively.

On February 20, 2008, EVD and the Department entered into a Settlement Agreement (the “Settlement Agreement”) which settled certain tax disputes between EVD and the Department arising out of audits conducted by the Department of the taxable years ended December 31, 2002, 2003 and 2004 as discussed above.  As part of the settlement, the Department agreed to refund to EVD, as a credit against future sales or use taxes due to the State of Louisiana by EVD for tax years beginning on or after January 2005, (a) approximately $0.1 million plus accrued interest from December 11, 2006 and (b) approximately $0.1 million plus accrued interest from November 28, 2005, in each case until the date the Department provides notification that such credit has been applied for the benefit of EVD.  The refunds were recorded in EVD’s 2007 financial statements as a reduction to property and equipment of approximately $0.1 million and a reduction in general and administrative and interest expense of approximately $0.1 million.

The Department and EVD also reached an agreement regarding the payment of additional sales tax by EVD for tax years beginning on or after January 2005.  Based on this agreement, EVD reduced the liability recorded for sales taxes for the years 2005 through 2007 by approximately $0.1 million. EVD’s obligations related to sales tax with respect to future periods may be affected by litigation involving the Department and other gaming companies. The sales and use tax dispute with St. Landry Parish and the City of Opelousas remains open. EVD has accrued management’s best estimate of all sales and use taxes that may be due to the Department, St. Landry Parish or the City of Opelousas as of December 31, 2007.

In October 2005, EVD filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. EVD pursued a claim for damages of approximately $7.3 million against the general contractor to recoup its track reconstruction costs and other related damages and contractual damages it is entitled to as a result of the contractor’s failure to complete Phase II of the project by the contractual substantial completion deadline. The contractor filed a counterclaim for unpaid billings, earned completion bonus and amounts owed for extra work performed totaling $1.6 million which was recorded on the Company's consolidated balance sheet as of December 31, 2007. The contractor also filed a counterclaim for an additional $1.7 million relating to an alleged breach of contract subsequent to December 31, 2007.

In March 2008, EVD and the general contractor agreed to enter into into a settlement agreement whereby EVD agreed to pay the general contractor approximately $0.8 million to settle all claims related to the arbitration above.  EVD will record the reduction in the liability in the first quarter of 2008 with a corresponding reduction in property and equipment.

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

As of December 31, 2007, PGP was the only holder of record of the common equity of PGL and DJL and PGC are wholly owned subsidiaries of PGL. In fiscal years 2007 and 2006, PGL and/or its subsidiaries paid monthly distributions totaling for the year $6.4 million and $2.5 million, respectively, to PGP in respect of (i) certain consulting and financial advisory services related to PGP development, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP (the “Board of Managers”) in their capacity as board members, and (iii) tax, accounting, legal and administrative costs and expenses of PGP. These amounts were recorded as member distributions.

Significant restrictions exist on our ability to make member distributions. See Note 4 to the consolidated financial statements for information on such restrictions.

ITEM 6.                      SELECTED FINANCIAL DATA

The following table represents selected consolidated financial data of PGL for the five years ended December 31, 2007.

The selected historical financial data for such periods are derived from our audited consolidated financial statements. All years presented include DJL’s operations, 2003 also includes primarily only horse racing operations of EVD, 2004 — 2007 includes EVD’s gaming (casino operations opened December 2003) and horse racing operations, and 2006 — 2007 includes DJW’s operations (casino opened in April 2006). The selected financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this document.

	2007		2006		2005		2004		2003
	(Dollars in thousands)
Statement of Operations Data
REVENUES:
Casino	$ 222,147		$ 200,734		$ 146,790		$ 120,190		$ 57,001
Racing	19,146		22,146		17,578		17,380		17,051
Video Poker	4,533		3,715		2,339		2,715		722
Food and beverage	15,801		15,315		13,511		11,464		4,566
Other	11,501		10,087		2,710		1,434		589
Less promotional allowances	(19,935)		(17,580)		(13,855)		(11,464)		(4,626)
Total net revenues	253,193		234,417		169,073		141,719		75,303
EXPENSES:
Casino	94,389		84,971		67,180		58,079		23,262
Racing	15,959		18,579		15,335		14,010		13,045
Video poker	3,751		2,949		1,767		2,034		654
Food and beverage	12,428		11,701		9,849		9,218		4,282
Other	7,080		6,605		1,720		1,076		443
Selling, general and administrative	49,770		43,924		28,454		24,247		14,509
Depreciation and amortization	20,728		20,820		16,249		12,356		3,324
Pre-opening expense	375		966		310		367		3,257
Development expense	8,041		777		575		242		102
Management severance and recruiting	—		—		—		593		—
Affiliate management fees	5,218		4,516		2,057		757		175
(Gain) loss on disposal of assets	2,731		210		(16)		(716)		50
Total expenses	220,470		196,018		143,480		122,263		63,103
Income from operations	32,723		38,399		25,593		19,456		12,200
OTHER INCOME (EXPENSE):
Interest income	2,628		955		516		170		490
Interest expense, net of amounts capitalized	(40,505)		(32,741)		(29,133)		(26,775)		(25,072)
Loss on early retirement of debt	—		—		—		(37,566)		—
Interest expense related to preferred member’s interest, redeemable(1)	—		(285)		(360)		(360)		(180)
Total other expense	(37,877)		(32,071)		(28,977)		(64,531)		(24,762)
Preferred member distributions(1)	—		—		—		—		(180)
Net income (loss) to common member’s interests	$ (5,154)		$ 6,328		$ (3,384)		$ (45,075)		$ (12,742)

Ratio of earnings to fixed charges(2)	0.9	x	1.2	x	0.9	x	0.3	x	0.5	x

Cash Flow Data
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Cash flows from/(used in) operating activities	$42,299	$41,821	$21,527	$(21,875)	$769
Cash flows used in investing activities	(50,555)	(31,980)	(52,142)	(6,786)	(94,695)
Cash flows from (used in) financing activities	(6,565)	34,302	32,889	18,007	104,574
Distributions to common member	(6,424)	(2,494)	(4,624)	(7,031)	(1,557)

	2007	2006	2005	2004	2003
Balance Sheet Data	(Dollars in thousands)
Current assets	$52,288	$67,231	$24,731	$17,418	$40,227
Total assets	371,927	353,810	287,628	243,069	261,519
Current liabilities	45,379	49,346	47,886	34,270	46,321
Total long-term obligations	386,170	360,965	310,349	271,398	225,827
Total member’s deficit	(59,622)	(56,501)	(70,607)	(62,599)	(10,629)
___________________
(1)
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. As a result of the adoption of SFAS 150 on July 1, 2003, we reclassified our $4 million mandatory redeemable preferred member’s interest from the mezzanine section of the consolidated balance sheet to long-term debt. Further, preferred member distributions paid or accrued subsequent to adoption of SFAS 150 are required to be presented as interest expense separately from interest due to other creditors. We were not required to record a cumulative effect of a change in an accounting principle as the redeemable preferred member’s interest was recorded at fair value prior to July 1, 2003. We are precluded from reclassifying prior period amounts pursuant to this standard. The $4 million mandatory redeemable preferred member’s interest were repaid in 2006.

(2)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as net income (loss) to common member’s interests plus fixed charges. Fixed charges include interest expense on all indebtedness, including amounts capitalized, amortization of deferred financing costs and debt discount,and preferred member’s interest redeemable, and loss on early retirement of debt. Earnings were insufficient to cover fixed charges for the years ended December 31, 2007, 2005, 2004 and 2003 by $6.0 million, $3.7 million, $46.3 million and $14.9 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our

“Selected Financial Data” and the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Forward Looking Statements

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the words “may,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

•
the availability and adequacy of our cash flows to satisfy our obligations, including payment obligations under the Peninsula Gaming Notes, the DJW Notes, the PGL Credit Facility and the DJW Credit Facility and additional funds required to support capital improvements and development;

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

•	the loss of our riverboat casino, moored barge or land-based facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	the failure to complete our construction projects on time and within budget;

•	changes in federal or state tax obligations;

•
potential exposure to environmental liabilities, changes or developments in the laws, regulations or taxes in the gaming or horse racing industry or a decline in the public acceptance of gaming or horse racing and other unforeseen difficulties associated with a new venture;

•	adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of DJL, EVD and DJW; and

•	other factors discussed in our other filings with the SEC.

Overview

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 777 slot machines and 17 table games, (ii) the Evangeline Downs racino in Opelousas, Louisiana with 1,627 slot machines and a one-mile dirt horse racetrack and four OTBs located throughout south central Louisiana and (iii) the Diamond Jo Worth casino in Worth County, Iowa with 902 slot machines, 25 table games and 7 poker tables which opened to the public in April 2006 and subsequently expanded in April 2007.

Results of Operations

Our results of operations discussed below include the consolidated results of operations of PGL, DJL, EVD and DJW for the years ended December 31, 2007, 2006 and 2005.

Statement of Operations Data
(in thousands)

							Year Ended December 31,
							2007	2006	2005
General corporate							$ (14,820)	$(11,035)	$(3,967)
Diamond Jo							641	9,996	12,580
Evangeline Downs							26,073	23,838	17,297
Diamond Jo Worth							20,829	15,600	(317)
Income from operations							$32,723	$38,399	$25,593
	Diamond Jo			Evangeline Downs			Diamond Jo Worth
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Revenues:
Casino	$ 40,589	$ 44,784	$ 51,536	$ 107,467	$ 106,558	$ 95,254	$ 74,091	$ 49,392
Racing				19,146	22,146	17,578
Video Poker				4,533	3,715	2,339
Food and beverage	2,425	2,642	2,720	10,218	10,803	10,791	3,158	1,870
Other	2,373	1,948	310	1,527	1,308	1,017	7,601	6,831	$ 1,383
Less promotional allowances	(4,723)	(4,795)	(4,459)	(9,875)	(9,478)	(9,396)	(5,337)	(3,307)
Net revenues	40,664	44,579	50,107	133,016	135,052	117,583	79,513	54,786	1,383
Expenses:
Casino	18,055	18,844	21,108	50,409	50,133	46,072	25,925	15,994
Racing				15,959	18,579	15,335
Video Poker				3,751	2,949	1,767
Food and beverage	2,370	2,455	2,517	7,475	7,563	7,332	2,583	1,683
Other	25	39	37	273	295	305	6,782	6,271	1,378
Selling, general and administrative	7,639	8,387	9,579	15,317	16,556	15,549	12,397	8,241
Depreciation and amortization	4,448	4,176	4,136	8,971	13,094	12,090	7,265	3,536	23
Pre-opening expense	91			70	19	171	214	947	139
Development expense	7,974	624	147	67	109	205		44
Affiliate management fees				1,829	1,839	1,479	3,030	2,396	160
(Gain) loss on disposal of assets	(579)	58	3	2,822	78	(19)	488	74
Total expenses	40,023	34,583	37,527	106,943	111,214	100,286	58,684	39,186	1,700
Income (loss) from operations	$ 641	$ 9,996	$ 12,580	$ 26,073	$ 23,838	$ 17,297	$ 20,829	$ 15,600	$ (317)

% of net revenues	2%	22%	25%	20%	18%	15%	26%	28%	(23)%

2007 Compared to 2006

Net revenues increased $18.8 million, or 8%, to $253.2 million in 2007 from $234.4 million in 2006. This increase was primarily related to an increase in casino revenues at DJW of $24.7 million due primarily to 2007 being a full year of operations and the expansion of the casino which opened to the public in April 2007.  This increase is partially offset by a decrease in casino revenues at DJL of $4.2 million as discussed below.

DJL’s casino revenues decreased by $4.2 million to $40.6 million in 2007 from $44.8 million in 2006. We believe this decrease was primarily related to the expansion of a local competitor’s gaming facility from May 2005 to March 2006, which resulted in an increase in the number of slot machines and the introduction of video poker and table games at the competitor’s facility. In addition, DJL’s operations were negatively impacted by adverse weather conditions during the fourth quarter of 2007 which impacted revenue at DJL for 15 days in 2007 compared to only one day during the same period in 2006.  DJL’s slot revenue decreased 6% to $37.8 million in 2007 from $40.2 million in 2006, and DJL’s table game revenue decreased 39% to $2.8 million for 2007 compared to $4.6 million for 2006.  DJL’s casino win per gaming position per day decreased to $123 in 2007 from $135 in 2006.

DJW’s casino revenues increased by $24.7 million, or 50%, to $74.1 million in 2007 compared to $49.4 million in 2006 due primarily to the timing of the initial opening of the casino in April 2006 and the expansion in April 2007, which increase was partially offset by adverse weather conditions during the fourth quarter of 2007.  At DJW, adverse weather conditions siginficantly impacted revenue for 15 days in 2007 compared to four days during the same period in 2006.  DJW’s slot revenues increased 50% to $68.0 million in 2007 over 2006 while table game revenues increased 48% to $6.1 million in 2007 over 2006.  Consistent with a strong increase in casino revenues, DJW’s win per gaming position per day increased to $294 for 2007 compared to $271 for the period April 4, 2006 (date of opening the casino to the public) through December 31, 2006.

EVD continued to show casino revenue growth in 2007 over 2006 despite a very strong first half of 2006 which benefited from the effects of hurricanes Katrina and Rita.  Casino revenue was up 1% to $107.5 million in 2007 compared to 2006.  EVD’s casino win per gaming position per day increased to $181 in 2007 from $179 in 2006.

Racing revenues at EVD for 2007 were $19.1 million compared to $22.1 million for 2006. This decrease is primarily driven by a decrease in revenue earned from live racing at the racino.  During the first quarter of 2006, EVD ran an additional live race meet for another Louisiana racetrack which was damaged by Hurricane Rita in late 2005.  EVD did not run any live meets during the first quarter of 2007.

Video poker revenues at EVD for 2007 were $4.5 million compared to $3.7 million for 2006. The increase in video poker revenues is attributable to continued growth and market penetration at our OTB in Eunice, Louisiana which added video poker operations in April 2006, and to the addition of video poker at our OTB in Henderson, Louisiana.

Food and beverage revenues, other revenues and promotional allowances increased primarily due to the timing of the opening of the DJW casino and expansion.

Other revenues, net of other expenses, increased $0.9 million due primarly to an increase in other revenues at DJL associated with the DRA’s contractual obligation under its operating agreement to pay DJL $0.33 for each $1.00 reduction in DJL’s adjusted gross receipts as well as an increase in commissions earned at EVD and DJW.

Casino operating expenses increased $9.4 million to $94.4 million for 2007 from $85.0 million for 2006 due primarily to an increase in DJW casino expenses of $9.9 million due to timing of the opening of the casino and the casino expansion.  This increase was partially offset by a $0.8 million decrease in casino expenses at DJL primarily related to a decrease in gaming taxes as a result of the decrease in casino revenues.

Consistent with a decrease in racing revenues as noted above, racing expenses decreased to $16.0 million for 2007 from $18.6 million for 2006.

Consistent with an increase in video poker revenues as described above, video poker expenses increased $0.9 million to $3.8 million for 2007 from $2.9 million for 2006.

Selling, general and administrative expenses increased $5.9 million to $49.8 million for 2007 from $43.9 million for 2006. This increase was due primarily to (i) a $4.2 million increase in expenses at DJW due primarily to the timing of the opening of the casino and the casino expansion as well as an increase in the amount paid to the WCDA which is based on casino revenues and (ii) a $1.7 million increase in expenses associated with a non-cash charge related to an increase in the fair value and percentage vested of PGP incentive units granted to certain executive officers of the Company in 2005.  In December 2006, the employment agreements of the executive officers to which PGP incentive units were granted were amended to move the obligations under the incentive unit plan from PGL to PGP.  As such, the liability associated with these incentive units was assumed by PGP; however, the related expense associated with the increase in the fair value and percentage vested is allocated to PGL and such expense is reflected in PGL’s consolidated statement of operations.

Depreciation and amortization expenses decreased slightly to $20.7 million for 2007 from $20.8 million for 2006.  Depreciation of buildings and equipment related to DJW increased $3.7 million, primarily due to the timing of the opening of the casino in April 2006 and the expansion of the casino in April 2007, while depreciation expense at EVD decreased $4.1 million.  The decrease in depreciation expense at EVD is attributable to certain assets with a three year depreciable life becoming fully depreciated in December 2006. Also included in depreciation expense in 2006 at EVD is an impairment charge associated with long-lived assets at EVD’s Alexandria OTB of approximately $0.4 million.  The $0.3 million increase in depreciation expense at DJL is associated with accelerating depreciation on certain depreciable assets that will either be contributed to the Historical Society or will not be utilized at its new casino facility.  Accelerated depreciation on these assets began during the fourth quarter of 2006 and DJL will continue to depreciate the remaining net book value of those assets less their estimated fair market value at the date of contribution or estimated net realizable value up to the date that DJL estimates commencing operations at the new facility.  Depreciation expense for 2007 and 2006 increased by approximately $0.8 million and $0.2 million, respectively, as a result of accelerated depreciation on these assets.  At December 31, 2007, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill and indefinite lived intangible assets.

Pre-opening expenses of $0.4 million for 2007 relate primarily to expenses incurred by DJW with respect to its expansion. Pre-opening expenses of $1.0 million in 2006 relate primarily to expenses incurred by DJW with respect to start-up activities surrounding the new casino development.

In relation to DJL’s new casino development, in 2007 DJL expensed $7.7 million to development expense relating to certain of its unconditional obligations under the Historical Society Agreement.  The obligations include the contribution by DJL to the Historical Society of (i) the dockside pavilion through a 99 year lease, (ii) the Diamond Jo vessel and (iii) cash.

Affiliate management fees of $5.2 million and $4.5 million for 2007 and 2006, respectively, relate to management fees paid to related parties under various management services and consulting agreements at EVD and DJW which are based on net revenues and EBITDA.

In 2007, EVD expensed $2.6 million as a loss on disposal of assets related primarily to the write-off of initial architectural and design costs related to the EVD hotel project.  See Note 3 to the consolidated financial statements for further discussion of this disposal.

Interest income of approximately $2.6 million for 2007 and $1.0 million for 2006 is primarily related to interest earned on cash deposits invested in interest bearing accounts. The increase is due to increased funds available for investment due to the borrowings at the end of 2006, as discussed below, and timing of capital expenditures.  Net interest expense, including interest expense related to DJL’s redeemable preferred membership interests in 2006, increased $7.5 million to $40.5 million during 2007 from $33.0 million in 2006. This increase is primarily due to (i) an increase in interest of approximately $6.1 million related to the additional issuance of DJW Notes in the amount of $20.0 million in August 2006, $36.5 million in December 2006 and $23.0 million in October 2007 and an increase in interest of approximately $1.8 million related to the additional issuance of Peninsula Gaming Notes in the amount of $22.0 million in December 2006.

2006 Compared to 2005

Net revenues increased $65.3 million, or 39%, to $234.4 million in 2006 from $169.1 million in 2005. This increase was primarily related to an increase in casino revenues at DJW of $49.4 million. Also contributing to the increase is an increase in EVD’s casino revenues of $11.3 million to $106.6 million in 2006 from $95.3 million in 2005. This increase is attributed primarily to an increase in admissions as well as an increase in the average amount spent by our customers per trip, which we believe is attributable to our continued focus during the period on marketing and player development programs and promotions. Daily casino win per position at EVD was $179 in 2006 as compared to $160 in 2005.

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

Racing revenues at EVD for 2006 were $22.1 million compared to $17.6 million for 2005. This increase is primarily attributable to EVD running 14% more live meets during 2006 compared to 2005.  This increase in live meets was necessitated due to damage at the Delta Downs racetrack caused by Hurricane Rita in 2005.  The remaining increase in racing revenues is due to the opening of new OTBs in the second quarter of 2005, fourth quarter of 2005, and first quarter of 2006 as well as an increase in patronage at our Port Allen and New Iberia OTB’s.  In July 2006, EVD closed the Alexandria OTB.

Video poker revenues at EVD for 2006 were $3.7 million compared to $2.3 million for 2005. The increase in video poker revenues is attributable to the addition of video poker in our new OTB in Eunice, Louisiana in April 2006 as well as an increase in admissions at our Port Allen OTB.

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

Casino operating expenses increased $17.8 million to $85.0 million for 2006 from $67.2 million for 2005 due primarily to DJW casino expenses of $16.0 million.  Also contributing to this increase was an increase in casino expenses at EVD of $4.1 million primarily related to purse supplements and gaming taxes which are based on net casino revenues. Casino expenses at the Diamond Jo decreased $2.3 million primarily related to a decrease in gaming taxes as a result of the decrease in casino revenues of approximately $1.5 million and a decrease in payroll and related expenses in response to a decrease in casino revenues of approximately $0.7 million.

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

Depreciation and amortization expenses increased to $20.8 million for 2006 from $16.2 million for 2005 due primarily to (ii) depreciation of buildings and equipment related to the opening of DJW’s casino in April 2006, (ii) depreciation related to the opening of two new OTBs during 2005 and one during the first quarter of 2006 and (iii) an increase in depreciation expense at DJL associated with accelerating depreciation on certain depreciable assets that will either be contributed to the Historical Society or will not be utilized at its new casino facility.  Accelerated depreciation on these assets began during the fourth quarter of 2006 and DJL will continue to depreciate the remaining net book value of those assets less their estimated fair market value at the date of contribution or estimated net realizable value up to the date that DJL estimates commencing operations at the new facility.  Depreciation expense for 2006 increased by approximately $0.2 million as a result of accelerated depreciation on these assets.  In addition, included in depreciation expense for 2006 is an impairment charge associated with long-lived assets at EVD’s Alexandria OTB of approximately $0.4 million.  At December 31, 2006, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill and indefinite lived intangible assets.

Pre-opening expenses of $1.0 million for 2006 relate primarily to expenses incurred by DJW with respect to start-up activities surrounding the new casino development in Worth County, Iowa. Pre-opening expenses of $0.3 million in 2005 relate to payroll and other expenses incurred by EVD with respect to start-up activities surrounding the opening of two OTBs and expenses incurred by DJW with respect to start-up activities surrounding the new casino development in Worth County, Iowa. Affiliate management fees of $4.5 million and $2.1 million for 2006 and 2005, respectively, relate to management fees paid to related parties under various management services and consulting agreements at EVD and DJW which are based on net revenues and EBITDA.

Interest income of approximately $1.0 million for 2006 is primarily related to interest earned on cash deposits invested in interest bearing accounts.  Interest income of approximately $0.5 million for 2005 is primarily related to interest earned on the undistributed net proceeds from the offering of the DJW Notes in July 2005 which were deposited into interest bearing accounts.  Net interest expense, including interest expense related to DJL’s redeemable preferred membership interests, increased $3.5 million to $33.0 million during 2006 from $29.5 million in 2005. This increase is primarily due to (i) timing of the original issuance of the DJW Notes which occurred in July 2005, (ii) an increase in interest of approximately $0.7 million related to the issuance of $20 million principal amount of DJW Notes in August 2006 and (iii) interest of approximately $0.4 million related to the sales tax accrual at EVD as discussed in Note 7. Interest expense of approximately $0.8 million and $0.4 million was capitalized as part of the DJW casino development and other construction projects during 2006 and 2005, respectively.  In October 2006, DJL redeemed all of the outstanding redeemable preferred membership interests for $4.0 million plus accrued interest.

Seasonality and Inflation

Our operations are subject to seasonal fluctuations. Our Iowa operations are typically weaker from November through February as a result of adverse weather conditions, and are typically stronger from March through October. Our Louisiana horse racing operations are also subject to seasonal fluctuations. Our horse racing operations are usually stronger during live racing season which generally runs from April through November. In general, our payroll and general and administrative expenses are affected by inflation. Although inflation has not had a material effect on our business to date, we could experience more significant effects of inflation in future periods.

Liquidity and Capital Resources

Cash Flow Activities

Our cash balance decreased $14.8 million to $42.1 million at December 31, 2007 from $56.9 million at December 31, 2006.

Cash flows from operating activities were $42.3 million in 2007, an increase of $0.5 million when compared to $41.8 million in 2006. This increase is due to increased operating performance at DJW due to timing of the opening of the casino in April 2006 and the casino expansion in 2007, as well as an increase in operating performance at EVD, offset by a decrease in operating performance at DJL due to increased competition from the expansion of a local competitor in 2006 as well as the effects of adverse weather conditions in the fourth quarter of 2007 and an increase in general corporate payroll and operating expenses.

Cash flows used in investing activities during 2007 was $50.6 million consisting of cash outflows of (i) payments of approximately $34.4 million for construction and other development costs associated with various projects including the DJW casino expansion project, the DJL casino development project and the EVD hotel development project, (ii) cash outflows of $14.7 million for the purchase of the City Bonds by DJW, (iii) cash outflows of $6.5 million used for general maintenance capital expenditures at DJL, EVD and DJW, (iv) payments to long-term deposit of $6.4 million by DJL in accordance with the Development Agreement with the City of Dubuque, Iowa and (v) business acquisition and licensing costs of $1.5 million. These outflows were partially offset by proceeds from our restricted cash balance designated for construction and other development costs associated with the Worth County casino development and expansion project of $13.0 million.

Cash flows used in financing activities during 2007 of $6.6 million reflects the proceeds of $22.7 million from the offering of $23.0 million in additional DJW Notes, partially offset by (i) aggregate principal payments on debt of $13.7 million, including principal payments under the term loan portion of the PGL Credit Facility of $4.7 million, (ii) payment of deferred financing costs of $9.1 million primarily related to the discount associated with the purchase of the City Bonds by DJW with a corresponding non-cash contribution to DJL and (iii) member distributions of approximately $6.4 million.

Cash flows from operating activities were $41.8 million in 2006, an increase of $20.3 million when compared to $21.5 million in 2005. The increase is primarily due to the opening of the DJW casino as DJW had $21.0 million in cash flows from operating activities in 2006 compared to $(0.7) million in 2005.

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

As of December 31, 2007, the Company had no outstanding balances under the revolver portion and the term loan portion of the PGL Credit Facility, and outstanding letters of credit of approximately $0.8 million. In addition, as of December 31, 2007, DJW had no outstanding balances under the DJW Credit Facility and outstanding letters of credit of approximately $0.7 million.

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

On December 22, 2006, the Company, DJL, and PGC, as co-issuers, issued and sold to a third party investor in a private placement $22.0 million aggregate principal amount of Peninsula Gaming Notes (“Additional Peninsula Gaming Notes”).  The Company used a portion of the net proceeds from this issuance of the Additional Peninsula Gaming Notes to pay down borrowings under its existing senior credit facility and to finance, in part, the construction of the new casino at DJL and the development of the hotel at EVD.

The indenture governing the Peninsula Gaming Notes limits the Company’s ability to, among other things, incur more debt; pay dividends or make other distributions to PGP and DJW (for so long as DJW is an unrestricted subsidiary); redeem stock; make certain investments; create liens; enter into transactions with affiliates; merge or consolidate; and transfer or sell assets.

The Peninsula Gaming Notes are full and unconditional obligations of DJL as a co-issuer. PGL and PGC, also co-issuers, have no independent assets (other than PGL’s cash and investment in its subsidiaries) or operations. The Peninsula Gaming Notes are secured by substantially all the assets of PGL, DJL and EVD subject to the prior lien of the PGL Credit Facility as discussed below. The Peninsula Gaming Notes are also fully and unconditionally guaranteed, subject to the prior lien of the PGL Credit Facility, by EVD. Further, EVD and DJL have pledged their equity interests as collateral. All of DJL’s and EVD’s net assets are restricted except for $5.1 million at December 31, 2007 under the Peninsula Gaming Notes. The Peninsula Gaming Notes do not limit DJL’s or EVD’s ability to transfer net assets between PGL, DJL and EVD.

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

The DJW Notes are secured by a pledge of the equity of DJW and DJWC and substantially all of DJW’s current and future assets. The lien on the collateral that secures the DJW Notes is contractually subordinated to the liens securing up to $5.0 million of indebtedness under the DJW Credit Facility as discussed below. The DJW Notes, which mature on April 15, 2012, are redeemable at the Company’s option, in whole or in part at any time or from time to time, on and after April 15, 2008 at certain specified redemption prices set forth in the indenture governing the DJW Notes. The indenture governing the DJW Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of the Company and its subsidiaries to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) consolidate or merge; (6) sell or otherwise transfer or dispose of assets; (7) enter into transactions with affiliates; (8) use proceeds of permitted asset sales and (9) change its line of business. Specifically, DJW is prohibited from making any dividends or other distributions to PGL, subject to certain limited exceptions. DJW is permitted to make dividends or other distributions to PGL to pay certain tax obligations. Further, DJW can make dividends and other distributions to PGL to pay corporate overhead or similar allocations or payments, including, but not limited to, tax preparation, accounting, licensure, legal and administrative fees and expenses. Additionally, DJW may make dividends and other distributions to PGL in respect of certain payments under management agreements and to pay reasonable directors’ or managers’ fees and expenses, so long as any payments with respect to any management agreement or certain employee, consulting or similar agreements do not, in the aggregate, in any fiscal year exceed (a) for 2006, $500,000, (b) for 2007, the product of 1.333333 multiplied by 4.0% of DJW’s Consolidated EBITDA (as defined in the indenture governing the DJW Notes) for the nine months ended December 31, 2006 and (c) for any fiscal year thereafter, 4.0% of DJW’s Consolidated EBITDA for the preceding fiscal year. Finally, DJW can make additional dividends and other distributions not to exceed $0.5 million. Subject to the foregoing provisions, all of the net assets of DJW are restricted.

On August 31, 2006, DJW entered into the First Supplemental Indenture to the Indenture dated as of July 19, 2005 (the “DJW First Supplemental Indenture”) which permitted, among other things, the issuance by DJW on August 31, 2006 of an additional $20 million principal amount of DJW Notes, the proceeds of which were used in part to fund the current expansion of the DJW casino. In addition, the DJW First Supplemental Indenture requires DJW to offer to buy back a portion of the DJW Notes on a semi-annual basis, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein) at a premium of 7.5%. Such provision was determined to be an embedded derivative and was fair valued and separated from the DJW Notes at date of issuance since it was not clearly and closely related. As of December 31, 2007 and December 31, 2006, the fair value of the put option was approximately $1.3 million and $0.5 million, respectively. The fair value of the put option was determined to be the present value of the estimated premium payments through the maturity of the DJW Notes. The estimated premium payments were calculated using estimated future cash flows developed by the Company to estimate the portion of the DJW Notes that would be subject to the contingent put option, yields of comparable financial instruments, the remaining date to maturity of the DJW Notes and based on discussions with the holders of the notes as to whether the contingent put option would be elected by the noteholders. The fair value of the put option is revalued at the end of each reporting period with a corresponding charge (benefit) to interest expense. During the year ended December 31, 2007, the Company expensed $0.9 million as interest expense related to the change in the fair value of the embedded derivative. In addition, DJW redeemed $2.4 million principal amount of DJW Notes in November 2007, plus the applicable premium and accrued interest, based on the Excess Cash Flow provision.

On December 21, 2006, DJW entered into the Second Supplemental Indenture to the Indenture dated as of July 19, 2005 (the “DJW Second Supplemental Indenture”) which permitted, among other things, the issuance by DJW on December 21, 2006 of an additional $36.5 million principal amount of DJW Notes (“Additional DJW Notes”) and the distribution of up to $35.0 million of the net proceeds of the Additional DJW Notes to PGL.  The distribution was made to PGL in 2006 and was used to pay down borrowings under its existing senior credit facility and to finance, in part, the current construction of the new casino at DJL and the development of the hotel at EVD.

On October 16, 2007, DJW entered into the Third Supplemental Indenture to the Indenture dated as of July 19, 2005 which permitted, among other things, the issuance by DJW on October 16, 2007 of an additional $23.0 million principal amount of DJW Notes at a purchase price of 98.5% of the principal amount thereof, the proceeds of which were used to fund the purchase of DJW’s investment in the City Bonds.

On June 16, 2004, DJL and EVD jointly entered into a loan and security agreement with Wells Fargo Foothill, Inc. as the arranger and agent which was later amended in November 2004, July 2005 and December 2006 (as amended, the “PGL Credit Facility”). The PGL Credit Facility consists of a revolving credit facility which permits DJL and EVD to request advances and letters of credit up to the lesser of the maximum revolver amount of $65.0 million (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the combined EBITDA (as defined in the PGL Credit Facility) of EVD and DJL for the twelve months immediately preceding the current month end multiplied by 150% and the combined EBITDA of EVD and DJL for the most recent quarterly period annualized multiplied by 150%. At December 31, 2007, the maximum revolver amount was $65.0 million. The borrowings under the revolver portion of the PGL Credit Facility bear interest at a rate equal to the Wells Fargo prime rate plus a margin of 0.25%, or 7.5% at December 31, 2007. The available borrowing amount at December 31, 2007, after reductions for amounts borrowed and letters of credit outstanding at DJL and EVD, was $64.2 million. As of December 31, 2007, there were no outstanding advances under the revolver portion of the PGL Credit Facility and outstanding letters of credit of approximately $0.8 million.

The PGL Credit Facility also contained a term loan, the balance of which was paid off in November 2007.

DJL and EVD are jointly and severally liable under the PGL Credit Facility and such borrowings are collateralized by substantially all of the assets of EVD and DJL. Borrowings under the PGL Credit Facility are guaranteed by PGL and PGC.

The PGL Credit Facility contains a number of restrictive covenants, including covenants that limit DJL’s and EVD’s ability to, among other things: (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its capital stock; (4) dispose of certain assets; (5) guarantee the debt of others; (6) pay dividends or make other distributions; (7) make investments; and (8) enter into transactions with affiliates. The PGL Credit Facility also contains financial covenants including a minimum combined EBITDA (as defined by the PGL Credit Facility) of DJL and EVD and limitations on capital expenditures at DJL and EVD.

Specifically, DJL and EVD are prohibited from making any dividends or other distributions to PGL or any of PGL’s unrestricted subsidiaries, subject to certain limited exceptions.  For example, DJL and EVD are permitted to make dividends or other distributions to PGL to pay certain tax obligations and to fund tax preparation, accounting, legal and administrative fees and expenses. Additionally, DJL and EVD may make dividends and other distributions to PGL in respect of certain payments under management agreements and to pay reasonable directors’ or managers’ fees and expenses, so long as such payments do not, in the aggregate, in any fiscal year exceed the lesser of (a) 4.0% of DJL and EVD’s combined EBITDA (as defined in the PGL Credit Facility) for the preceding fiscal year and (b) $4.0 million. DJL and EVD may also make dividends or other distributions to PGL so that PGL, subject to certain limitations, can repurchase, redeem or otherwise acquire equity interests in PGL or its restricted subsidiaries (as defined in the PGL Credit Facility) from its respective employees, members or managers.

During the third quarter of 2007, certain conditions precedent to the effectiveness of all remaining provisions (including the increase in available borrowings under the revolver portion of the facility to $65.0 million and the ability to make additional capital expenditures in connection with the proposed casino project at DJL) of the fourth amendment to the PGL Credit Facility were satisfied.

In July 2007, DJL, EVD and Wells Fargo Foothill, Inc., entered into a Consent to Loan and Security Agreement in which Wells Fargo Foothill, Inc. consented to capital expenditures by DJL, in addition to capital expenditures permitted by the original loan agreement and subsequent amendments, in an aggregate amount not to exceed $80.0 million for the DJL casino project.  DJL and EVD expect to enter into an amendment to the PGL Credit Facility in the second quarter of 2008 to allow for expected DJL casino project costs of $82.5 million.

On October 4, 2006, DJW and DJWC entered into a senior secured revolving credit facility with American Trust & Savings Bank that was subsequently amended on December 21, 2006 and October 16, 2007 (as amended, the “DJW Credit Facility”). The DJW Credit Facility permits DJW to request advances and letters of credit of up to $5.0 million. Advances under the DJW Credit Facility bear interest at a rate equal to the greater of (i) at DJW’s option, either LIBOR plus a margin 1.85%-2.20% or the Wall Street Journal prime rate less a margin of 1.0%, or 6.25% at December 31, 2007, and (ii) 5%. The DJW Credit Facility expires on March 1, 2010.  The available borrowing amount under such facility at December 31, 2007, after reductions for amounts borrowed and letters of credit outstanding at DJW, was $4.3 million. As of December 31, 2007, there were no outstanding advances under the DJW Credit Facility and outstanding letters of credit of approximately $0.7 million.

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

    The Company was in compliance with all debt covenants as of December 31, 2007.

Liquidity

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations, (ii) available borrowings under the PGL Credit Facility and (iii) available borrowings under the DJW Credit Facility. The available borrowing amount at December 31, 2007, after reductions for amounts borrowed and letters of credit outstanding under the PGL Credit Facility and the DJW Credit Facility was $64.2 million and $4.3 million, respectively. Contractual restrictions and other provisions contained in the agreements governing our consolidated indebtedness, including our senior credit facilities and the indentures governing the Peninsula Gaming Notes and the DJW Notes, limit or restrict our ability to use the funds available to us at each of our gaming properties.

In September 2006, DJL announced its intent to develop and construct a new casino and entertainment complex near its current casino facility.  The development is currently under construction and is expected to include approximately 1,000 slot machines, 17 table games, a five-table poker room, various restaurants, a bowling center and an entertainment center.  The project is expected to cost approximately $82.5 million and is expected to open in the fall of 2008.

On October 1, 2007, DJL entered into the Development Agreement with the City regarding, among other things, the design, development, construction and financing of a public parking facility to be located adjacent to DJL’s proposed casino development. The total development cost of the parking facility is estimated to be approximately $23 million. In October 2007, the City entered into a guaranteed maximum price contract with a third party to construct the parking facility. As previously discussed, the City financed the expected construction costs through the issuance of the City Bonds purchased by DJW and an initial payment to the City by DJL of $6.4 million during 2007.  Based on this, we do not expect to make any further cash payments in respect to the public parking facility in 2008.

In addition, EVD is currently developing a 75,000 square foot 100 room hotel contiguous to its current casino.  Additional amenities for the hotel include a fitness center, meeting space, a full in-house support laundry and a guest business center. Adjoining the existing racino structure, the new hotel will provide easy access to the casino and all of EVD’s existing amenities.  EVD has engaged a local architect for the project and is currently in negotiations with developers for the approximately $15.0 million hotel.

For DJL and EVD, we expect our capital expenditures for the next twelve months, excluding any amounts related to the casino development at DJL and the hotel development at EVD, to be approximately $7.9 million. Capital expenditures for the next twelve months related to the casino development at DJL and the hotel development at EVD are expected to be approximately $69.3 million and $13.7 million, respectively. DJL and EVD’s debt maturities for the next twelve months are expected to be approximately $0.6 million. DJL and EVD’s member distributions to PGP for the next twelve months are expected to be approximately $2.0 million.  The Company plans to finance these expected cash requirements with: (i) a portion of the available cash on hand at the Company, DJL and EVD of $28.3 million at December 31, 2007, excluding amounts needed for normal operations, (ii) cash generated from operations, (iii) available borrowings under the PGL Credit Facility and (iv) available vendor and equipment financing. There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.  The PGL Credit Facility is scheduled to terminate in June 2008.  We are currently working with Wells Fargo Foothill, Inc., the arranger and agent under the current facility, to extend or renew the PGL Credit Facility under similar economic terms.  The Company expects to be able to extend or renew the PGL Credit Facility prior to its expiration.

For DJW, we expect our capital expenditures for the next twelve months to be approximately $3.5 million, including the $1.0 million payment due in May 2008 relatd to DJW’s gaming license. DJW’s debt maturities for the next twelve months are expected to be approximately $2.6 million. DJW’s member distributions to PGP for the next twelve months are expected to be approximately $0.7 million.  The Company plans to finance these expected cash requirements with: (i) a portion of the available cash on hand at DJW of $13.8 million at December 31, 2007, excluding amounts needed for normal operations and (ii) cash generated from operations.

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

Contractual Obligations and Commitments and Contingent Liabilities

Our future contractual obligations and commitments at December 31, 2007 (including purchase commitments related to the construction of the new DJL casino) were as follows (in millions of dollars):

	Payments due by Period
Contractual Obligations	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	Thereafter

Long-Term Debt	$ 384.2	$ 3.3	$ 8.8	$ 372.1	$ —
Interest on Long-Term Debt	153.4	36.4	71.6	45.4	—
Operating Leases	2.8	1.2	0.9	0.3	0.4
Purchase Commitments (1)	97.4	41.4	4.6	4.1	47.3
Other Long-Term Liabilities (2)	8.3	5.8	1.1	0.6	0.8
Total Contractual Obligations	$ 646.1	$ 88.1	$ 87.0	$ 422.5	$ 48.5

(1)           Includes approximately $35.7 million related to DJL’s remaining minimum obligations to build the new casino under the Development Agreement, approximately $50.0 million related to DJL’s future obligations under the Minimum Assessment Agreement over a period of 30 years and approximately $3.6 million related to DJL’s obligation for capital expenditures under the Development Agreement over 30 years.

(2)           Included in other long-term liabilities is our unconditional obligation to contribute the dockside pavilion and Diamond Jo vessel of $5.5 million.  Such transfer is expected to occur in less than one year and will represent a noncash payment of our obligation under the Historical Society Agreement.  The obligation is classified as long-term because the related assets are still in use by DJL and included in property and equipment, net.

The following shows our contingent obligations at December 31, 2007 based on expiration dates (in millions):

	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Thereafter

Standby letters of credit	$ 1.5	$ —	$ —	$ —

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated, to incur will be recognized separately from the business acquisition. This accounting standard is effective for the Company’s year ending December 31, 2009. The Company is currently evaluating the impact of SFAS 141R on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure certain eligible financial assets and financial liabilities at fair value (the fair value option). SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. SFAS 159 is effective for the Company's year ending December 31, 2008. The Company is currently evaluating whether to elect the fair value option for eligible financial assets and/or financial liabilities and the impact, if any, of SFAS 159 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates, among other things, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 is effective for the Company's year ending December 31, 2008, with the exception of certain non-financial assets and liabilities for which the effective date is the Company’s year ending December 31, 2009. The Company is currently evaluating the impact of SFAS 157 on the Company's financial statements.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described below. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the year ended December 31, 2007.

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

Our goodwill is related to our DJL operations. Our intangible assets consist of our tradename and our slot machine and electronic video game and horse racing licenses related to our operations at EVD and our gaming license at DJW. We intend to use the EVD tradename for the foreseeable future and our EVD and DJW licenses are renewable subject to our compliance with state gaming and racing regulations and subject to voter approval of gaming in Worth County, Iowa every eight years. Our intangible assets, therefore, have been determined to have indefinite lives and are not amortized. Should these assets in the future be determined to have finite lives because of our decision to discontinue the use of the EVD tradename or our inability to renew our licenses at EVD or DJW, the intangible assets could become impaired and require an impairment charge and any unimpaired amounts would be amortized over their remaining useful lives.

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

Goodwill and intangible assets are also subject to impairment by, among other factors, significant changes in gaming tax rates, competition and regulatory requirements; lack of license renewals; lack of voter reapproval in Iowa; and changes in the way we use our EVD tradename. At December 31, 2007, 2006 and 2005, we completed the annual impairment testing of all of our goodwill and intangible assets with indefinite lives and no impairments were indicated. We are required to perform an analysis of our goodwill and intangible assets at least on an annual basis. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods.

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

        Investment Valuation.  Investment in the City Bonds were valued and recorded as $12.5 million at December 31, 2007.  The investment's fair value has been estimated by us in the absence of a readily determinable fair value.  Our estimate is based on current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.  As part of this process, we engaged two brokers to provide independent quotes for the investment.  The two broker quotes were materially consistent with each other.  A 10% change in the value of the investment at December 31, 2007 would change member's deficit by $1.2 million.

Equity Based Compensation.  Units granted by PGP to our employees under PGP’s Incentive Unit Plan contain a put option exercisable by the employee and are recorded at their estimated intrinsic value (which is the increase in the fair market value of the units granted based on a market multiple of forecasted total segment operating earnings) with a corresponding expense recorded within the statement of operations based on the percentage vested and any change in estimated intrinsic value at each reporting period. Fair market value of the units can change due to numerous factors including those previously mentioned under “Goodwill, Intangible and Other Long-Lived Assets”, and slower than anticipated increases or declines in operating revenues, unanticipated operating cost increases, construction delays, the market’s perception of the economy in general, the gaming industry, risk, interest rates, and alternative investments. Significant changes in estimates and forecasts related to the calculation of the estimated intrinsic value of the units may have a material effect on our results of operations in the period in which the revised estimate is made.

As of December 31, 2007, there was approximately $6.3 million of compensation expense related to nonvested awards which has not been recognized in the consolidated statement of operations.  Based on the estimated intrinsic value at

December 31, 2007, approximately $2.8 million of the unrecognized value of awards is scheduled to vest over the next nine months unless vested earlier per the terms of the awards.  The remaining $3.5 million is scheduled to vest upon a change in control of the Company.

A $1 change in the estimated intrinsic value of the units at December 31, 2007 would increase or decrease compensation expense by $0.1 million for the year ended December 31, 2007.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our revolving variable interest rate debt borrowing under the PGL Credit Facility and DJW Credit Facility. As of December 31, 2007, the Company had no outstanding borrowings under the PGL Credit Facility and DJW Credit Facility. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility and DJW Credit Facility (currently an aggregate amount of $70.0 million) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.7 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate available for sale investment and debt borrowings. Our fixed rate available for sale investment is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate available for sale investment and debt borrowings as of December 31, 2007 (dollars in millions):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Available for sale investment	2011 - 2037	7 ½	%	$ 12.5	$ 12.5	*
8 ¾% senior secured notes	April 15, 2012	8¾	%	252.8	254.4	*
13% senior notes with contingent interest of EVD	March 1, 2010	13%		6.9	6.9	*
11% senior secured notes	April 15, 2012	11%		116.4	117.1	*
Notes payable and capital lease obligations	2008 — 2011	7 ¼% - 8¾	%	5.0	5.1
___________________
*	Represents fair value as of December 31, 2007 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent registered public accounting firm, consolidated financial statements and the notes thereto and the consolidated financial statement schedule are included beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-l 5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives. Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Internal Control Over Financial Reporting.

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed, under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, we have undergone a comprehensive effort to prepare for compliance with management’s required assessment of internal control over financial reporting as of December 31, 2007.  This effort, under the direction of our senior management, included documentation and testing of our general computer controls and business process controls.  In addition, during the quarter ended December 31, 2007, we formalized and implemented an internal audit plan that included performing a risk assessment, establishing a reporting methodology and testing of internal controls and procedures over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Executive Officers and Managers

PGP is our sole managing member. The following table sets forth the names and ages of the executive officers of the Company, DJL and PGC and of the managers of PGP.

Name	Age	Position

M. Brent Stevens	47	Chief Executive Officer of the Company, DJL and PGC and Chairman of the Board of Managers of PGP
Michael S. Luzich	53	President and Secretary of the Company, DJL and PGC and Manager of PGP
Jonathan C. Swain	42	Chief Operating Officer of the Company, DJL and PGC
Natalie A. Schramm	37	Chief Financial Officer of the Company, DJL and PGC
Terrance W. Oliver	58	Manager of PGP
Andrew Whittaker	46	Manager of PGP

Management Profiles

Following is a brief description of the business experience of each of the individuals listed in the preceding table. Presently, PGP’s board of managers is comprised of five managers; however, the fifth manager has not been appointed.

M. Brent Stevens. Mr. Stevens is our Chief Executive Officer and is the Chairman of the Board of Managers of PGP, which offices he has held since 1999. Mr. Stevens also serves as Chief Executive Officer of PGC, DJL, EVD and DJW. Since 1990, Mr. Stevens has been employed by Jefferies & Company, Inc., and presently is an Executive Vice President in the Investment Banking department.

Michael S. Luzich. Mr. Luzich is our President and Secretary and has been a manager of PGP since 1999. Mr. Luzich also serves as President and Secretary of PGC, DJL, EVD, and DJW. Mr. Luzich is the founder and President of the Cambridge Investment Group, LLC, an investment and development company located in Las Vegas, Nevada. Prior to October 1995, Mr. Luzich was a founding partner and director of Fitzgeralds New York, Inc. and Fitzgeralds Arizona Management, Inc., which are development companies responsible for the Turning Stone Casino near Syracuse, New York for the Oneida Tribe and the Cliff Castle Casino near Sedona, Arizona for the Yavapai-Apachi Tribe, respectively.

Jonathan C. Swain. Mr. Swain was hired as Chief Operating Officer of PGL in July 2004. Mr. Swain also serves as Chief Operating Officer of PGC, DJL, EVD, and DJW. Mr. Swain served from 2000 through July 2004 as Vice President and General Manager of Palace Station, Santa Fe Station and Sunset Station, three properties of Station Casinos Inc., a hotel and gaming company headquartered in Las Vegas, Nevada. In 1999 and 2000, Mr. Swain served as Vice President and General Manager of the Hard Rock Hotel and Casino in Las Vegas. From 1995 through 1999, Mr. Swain worked for the Aztar Resorts Inc., serving as the Corporate Vice President of Marketing and President of the Las Vegas Tropicana. Aztar Resorts, Inc. is a hotel and gaming company headquartered in Phoenix Arizona. From 1993 to 1995, Mr. Swain served as Vice President of Marketing and as Executive Director of International Marketing with the Trump Taj Mahal in Atlantic City, New Jersey.

Natalie A. Schramm. Ms. Schramm is our Chief Financial Officer, which office she has held since 1999. Ms. Schramm also serves as Chief Financial Officer of PGC, DJL, EVD and DJW. Ms. Schramm served as Assistant General Manager of DJL from April 1, 2000 to December 31, 2002. From January 1, 2003 to May 1, 2007, Ms. Schramm served as General Manager of DJL. Ms. Schramm joined our predecessor, Greater Dubuque Riverboat Entertainment Company, L.C., in November 1996 and was formerly employed by Aerie Hotels and Resorts in Oak Brook, Illinois as Corporate Accounting Manager since 1992. She was responsible for the corporate accounting functions of the Silver Eagle, the Eagle Ridge Inn and Resorts, located in Galena, Illinois and the Essex Hotel, located in Chicago, Illinois. She served as Internal Audit Manager for the Silver Eagle and was a member of a development team that successfully pursued a riverboat gaming license in Indiana.

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

Audit Committee

Terrance W. Oliver and Andrew Whittaker serve on the Company’s audit committee. Our board of managers has determined that each of Messrs. Oliver and Whittaker is an “audit committee financial expert” as that term is used in Item 401(h)(2) of Regulation S-K adopted by the SEC. Although we are not a “listed issuer” within the meaning of Rule 10A-3 under the Exchange Act, our board of managers has determined that each of Messrs. Oliver and Whittaker would be considered an “independent” director within the meaning of the rules of the New York Stock Exchange for listed companies and within the meaning of Rule 10A-3 under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act.

    Not applicable.

Code of Ethics

The Company has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer or persons performing a similar function. A copy of our code of ethics may be obtained, free of charge, upon written request to our principal place of business.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion and analysis describes the material elements of the compensation awarded to, earned by, or paid to our executive officers who are considered to be “named executive officers” during our last fiscal year.  Named executive officers consist of the individuals who served as our chief executive officer, chief financial officer, and our two most highly compensated executive officers other than the chief executive officer and chief financial officer who were serving as executive officers at the end of 2007, whose names are set forth below in the table under “Executive Compensation — Summary Compensation Table.”

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

Processes and Procedures for Determining Compensation

PGP’s operating agreement has delegated certain powers traditionally vested in the Board of Managers to an executive committee consisting of the Chief Executive Officer and President and Secretary.  Among the powers and responsibilities delegated to the executive committee under the operating agreement is the authority, subject to the approval of the Board of Managers, to unanimously approve the engagement of all of our executive officers whose compensation exceeds $100,000 annually.  In the event that the executive committee is unable to reach a unanimous determination as to any such engagement within a reasonable period of time, the executive committee submits the prospective engagement to the independent managers of the Board of Managers, who then make a final determination.  The Chief Executive Officer determines changes to salary and bonus compensation of our executive officers.  The Company has no compensation committee.

The Board of Managers administers PGP’s 2004 Amended and Restated Incentive Unit Plan, referred to as the IUP.  Awards under the IUP are recommended by the Chief Executive Officer and considered by the Board of Managers.  Our Chief Executive Officer abstains from decisions made by the Board of Managers relating to his compensation.

Compensation Components

We compensate our executives through a mix of base salary, cash bonus awards, and equity-based compensation.

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

In the case of certain named executive officers, base salaries were initially set in employment agreements, which typically provide for a minimum increase in base salary each year.  See “Executive Compensation — Employment and Consulting Agreements.”  Neither Mr. Stevens, our Chief Executive Officer, nor Mr. Luzich, our President and Secretary, receives compensation in the form of a base salary.  Each year, based on each individual’s performance and contribution and other factors described above, our Chief Executive Officer reviews and, if appropriate, adjusts salary levels for each of our other named executive officers.

Cash Bonuses

Cash bonuses for our named executive officers are intended to be competitive with industry peers and other comparable companies.  Our named executive officers can earn additional cash incentive compensation each year to provide annual incentive for excellence in business and individual performance.  Our cash bonuses, as opposed to our equity grants, are designed to more immediately reward our executive officers for their performance during the most recent year and are intended to reward the achievement of annual corporate financial and individual performance goals. We believe the immediacy of these cash bonuses, in contrast to our equity grants which vest over a period of time, provides a significant incentive to our executives towards achieving their respective individual objectives.  We believe our cash bonuses are an important motivating factor to our executive officers, in addition to being a significant factor in attracting and retaining certain of our executive officers.  After reviewing individual performances and industry peers, the Chief Executive Officer determines bonuses and other incentive awards.  In those cases where a named executive officer has an employment agreement, provision for the payment of a cash bonus is made on terms consistent with our general cash bonus policy.  Mr. Luzich received a one time cash bonus during 2006 related to the successful development of our new Diamond Jo Worth casino.  Mr. Stevens does not receive compensation in the form of a cash bonus.

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

       The Board of Managers, with the consultation and advice of the Chief Executive Officer, selects the recipients and sets the terms of profits interests granted under the IUP.  Generally, profits interests granted under the IUP will be subject to terms and conditions customary for such plans, which may include vesting requirements, transfer restrictions, satisfaction of budget-related performance criteria and similar conditions and qualifications, in each case, as approved by PGP’s Board of Managers or a subcommittee thereof.  Holders of profits interests issued under the IUP are entitled to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant), and distributions on liquidation only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant.  Under the terms of the IUP, PGP may grant profits interests from time to time representing up to 15.5% of its outstanding capital interests on a fully diluted basis. As of December 31, 2007, PGP granted profits interests representing 15.5% of its outstanding capital interests on a fully diluted basis, and no additional profits interests have been reserved for future issuance under the IUP.

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

Benefits and other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, a deferred compensation plan and a 401(k) plan.  Certain of these benefits require the employee to pay a premium, with the Company paying the remainder of the premiums.  These benefits are offered on the same basis to all employees, except that the Company maintains $1 million life insurance policies for each of our Chief Financial Officer and our Chief Operating Officer, the beneficiary of which is named by the Chief Financial Officer and Chief Operating Officer, respectively.  We also provide supplemental health insurance for certain of our named executive officers that provides for payment of up to $10,000 per claim and $100,000 in the aggregate per participant annually for out-of-pocket expenses and deductible costs.

Our 401(k) retirement plan is available to all eligible employees.  Company matching contributions to the 401(k) plan are made at the discretion of the Board of Managers.  In 2007 and 2006, the Company matched elective employee-participant contributions of our participating employees, including our named executive officers, on a basis of 50% of the employee’s contribution up to 8% of their compensation.  Certain employees, including the named executive officers, are eligible to receive automobile allowance and membership fees of clubs and associations paid by us.  In addition, we provide a deferred compensation plan under which eligible employees may defer compensation and with respect to which we match 100% of any deferred compensation up to the first five percent of the employee’s total compensation.

Board of Managers Report

The Board of Managers has reviewed the Compensation Discussion and Analysis and discussed that analysis with management.  Based on its review and discussions with management, the Board of Managers has recommended the inclusion of the Compensation Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

    M. BRENT STEVENS
    MICHAEL S. LUZICH
    TERRANCE W. OLIVER
    ANDREW WHITTAKER

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the years indicated concerning the compensation paid to our named executive officers for services rendered in all capacities to PGL, DJL, EVD and DJW, as applicable, during 2007 and 2006.  None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.  Earnings on deferred compensation are not reflected in this column because the return on earnings is calculated in the same manner and at the same rate as earnings on externally managed publicly available mutual funds.  See “Executive Compensation — Non-qualified Deferred Compensation.”

Name and Principal Position	Year	Salary	Bonus (1)	IUP Awards (2)	All Other Compensation		Total
M. Brent Stevens	2007	$ —	$ —	$ —	$ 268,474	(3)	$ 268,474
Chief Executive Officer	2006	—	—	—	207,522	(3)	207,522

Michael S. Luzich	2007	—	—	—	1,787,097	(4)	1,787,097
President and Secretary	2006	—	145,000	—	1,683,112	(4)	1,828,112

Jonathan C. Swain	2007	439,789	500,000	8,242,020	127,793	(5)	9,309,602
Chief Operating Officer	2006	417,692	400,000	6,751,819	58,668		7,628,179

Natalie A. Schramm	2007	252,878	225,000	2,054,411	53,440	(6)	2,585,729
Chief Financial Officer	2006	240,173	180,000	1,732,955	40,539		2,193,667

_______________

(1)	Bonus amounts reflect compensation in the fiscal year earned regardless of the year in which paid.

(2)
Amounts in this column reflect the dollar amount of IUP awards recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 and 2006, in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment. Assumptions used in the calculation of these amounts are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies included elsewhere in this Form 10-K.

(3)
Mr. Stevens did not receive a cash salary or bonus from the Company in 2007 or 2006. All Other Compensation represents compensation at PGP in respect of services allocable to the Company.  In addition to the above compensation, Mr. Stevens also receives annual board fees for serving on the Board of Managers of PGP, which fees are allocated between PGP and the Company.  See “Manager Compensation – Manager Compensation Table.”

(4)
Mr. Luzich did not receive a cash salary from the Company in 2007 or 2006. All Other Compensation represents fees earned pursuant to a consulting agreement with PGP and EVD. See “Executive Compensation — Employment and Consulting Agreements.”  In addition to the above compensation, Mr. Luzich also receives annual board fees for serving on the Board of Managers of PGP, which fees are allocated between PGP and the Company.  See “Manager Compensation – Manager Compensation Table.”

(5)
For 2007, Mr. Swain received $1,157 in premiums paid on life insurance in excess of Internal Revenue Service limitations, $54,596 in housing allowance, $8,462 in automobile allowance, $8,426 in membership fees of clubs and associations, $7,913 in supplemental health insurance reimbursements, $7,750 in matching contributions to our 401(k) plan, and $39,489 in matching contributions to our deferred compensation plan.

(6)
In 2007, Ms. Schramm received $1,041 in premiums paid on life insurance in excess of Internal Revenue Service limitations, $8,462 in automobile allowance, $4,343 in membership fees of clubs and associations, $10,200 in supplemental health insurance reimbursements, $7,750 in matching contributions to our 401(k) plan, and $21,644 in matching contributions to our deferred compensation plan.

Grants of Plan-Based Awards

The Company did not make any grants under its IUP in 2007 or 2006.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding outstanding equity awards (consisting solely of awards under the IUP) held by our named executive officers as of December 31, 2007.

Name	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)(1)	Number of Unearned Units or Other Rights That Have Not Vested (#)		Market Value of Unearned Units or Other Rights That Have Not Vested ($)(1)
M. Brent Stevens	—		$ —	—		$ —

Michael S. Luzich	—		—	—		—

Jonathan C. Swain	26,549	(2)	5,512,347	10,894	(2)	2,261,932
	13,275	(3)	2,756,173	13,275	(3)	2,756,173

Natalie A. Schramm	6,637	(2)	1,378,087	2,723	(2)	565,483
	3,319	(3)	689,043	3,319	(3)	689,043

_______________
(1)	Represents estimated intrinsic value at December 31, 2007.

(2)	Units vest on September 12, 2008.

(3)	Units vest upon a change of control or recapitalization of the Company.

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

Under the terms of the awards granted on September 12, 2005, 20% of the profits interests vest on each of the first and second anniversaries of the grant date and an additional 40% vest on the third anniversary, provided that in each of those preceding years the Company and its subsidiaries achieves certain target consolidated segment operating earnings set forth in the Company’s annual budget. Such consolidated segment operating earning targets were met in each of the three years. Upon a change of control or recapitalization, the remaining 20% of the profits interests granted and any remaining unvested interests vest immediately.  If the employee is terminated without cause, the profits interests vest immediately.  All profits interests that do not vest in accordance with their terms shall be forfeited and cancelled.

Equity Vested

The following table sets forth information regarding the vesting of equity awards held by the named executive officers during the year ended December 31, 2007.

	IUP Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
M. Brent Stevens	—	$ —

Michael S. Luzich	—	—

Jonathan C. Swain	21,567	4,464,725

Natalie A. Schramm	5,392	1,116,181

_________________
(1)           Represents estimated aggregate intrinsic value on the vesting date.

Pension Benefits

None of our named executive officers participate in qualified or non-qualified defined benefit pension plans sponsored by us.  Our Board of Managers may elect to adopt qualified or non-qualified defined benefit plans in the future if it determines that doing so is in our best interests.

Non-qualified Deferred Compensation

The Peninsula Gaming, LLC - Executive Nonqualified Excess Plan, referred to as the deferred compensation plan, is a non-qualified deferred compensation plan that allows eligible executives, including certain named executive officers, and other key-employees to defer up to 20% of their base salary and up to 80% of their cash bonus compensation.  The following table illustrates the amounts due to each of our named executive officers under the deferred compensation plan as of December 31, 2007.  In addition, the table shows contributions made under the deferred compensation plan by the named executive officers and the Company in 2007 together with fiscal year end balances.

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Balance at Last Fiscal Year End (3)
M. Brent Stevens	$ —	$ —	$ —	$ —

Michael S. Luzich	—	—	—	—

Jonathan Swain	39,489	39,489	(96)	223,303

Natalie A. Schramm	21,644	21,644	(565)	126,682

_______________
(1)	Contributions are included in the “All Other Compensation” column of the Summary Compensation Table.

(2)	No amounts shown in the "Aggregate Earnings in Last Fiscal Year" column are reported as compensation in the Summary Compensation Table.

(3)
Amounts shown represent all amounts due under the deferred compensation plan. At December 31, 2007, Mr. Swain's and Ms. Schramm’s entire aggregate balances under the deferred compensation plan were fully vested.

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

Employment and Consulting Agreements

Michael S. Luzich-President and Secretary

Mr. Luzich is party to a consulting agreement with PGP and EVD pursuant to which he is entitled to receive compensation in an aggregate annual amount equal to (a) 2% of DJL’s unconsolidated earnings before interest, taxes, depreciation, amortization and other non-recurring charges, plus (b) 2.5% of EVD’s and DJW’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges plus (c) 2.5% of earnings before interest, taxes, depreciation, amortization and other non-recurring charges of any future gaming operations acquired, directly or indirectly, by PGP.  The consulting agreement has a one-year term and, subject to the occurrence of various termination events, is renewable automatically for successive one-year terms.  Under this agreement, Mr. Luzich is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP.

Jonathan C. Swain-Chief Operating Officer

In September 2007, Mr. Swain entered into an amended and restated employment agreement with PGL to serve as Chief Operating Officer.  Under the terms of his employment agreement, Mr. Swain is entitled to receive from PGL a base annual salary of $440,000, to be adjusted upward annually on January 1 of each year of the term of the agreement by not less than 5% of prior year’s compensation.  In addition to the base salary, Mr. Swain is entitled to receive an annual cash bonus payable by PGL based on his performance during the previous fiscal year determined on a basis consistent with bonuses paid to similarly situated executive officers of PGL, but not less than $100,000.  Mr. Swain has also been granted profits interest under the IUP aggregating 6%, of which 3.6% are vested and 1.6% are scheduled to vest in September 2008 with the remaining 0.8% vesting upon the occurrence of a change of control or recapitalization of PGP.  For more information relating to payment obligations of the Company upon termination of Mr. Swain’s employment, see “Executive Compensation – Potential Payments Upon Termination or Change of Control”.  Mr. Swain’s employment agreement has a term of three years.  Mr. Swain’s 2008 salary is $498,050.

Natalie A. Schramm-Chief Financial Officer

In September 2007, Ms. Schramm entered into an amended and restated employment agreement with PGL to serve as Chief Financial Officer.  Under the terms of her employment agreement, Ms. Schramm is entitled to receive from PGL a base annual salary of $253,755, to be adjusted upward annually on January 1 of each year of the term of the agreement by not less than 5% of prior year’s compensation.  In addition to the base salary, Ms. Schramm is entitled to receive an annual cash bonus payable by PGL based on her performance during the previous fiscal year determined on a basis consistent with bonuses paid to similarly situated executive officers of PGL.  Ms. Schramm has also been granted profits interest under the IUP aggregating 1.5%, of which 0.9% are vested and 0.4% are scheduled to vest in September 2008 with the remaining 0.2% vesting upon the occurrence of a change of control or recapitalization of PGP.  For more information relating to payment obligations of the Company upon termination of Ms. Schramm’s employment, see “Executive Compensation – Potential Payments Upon Termination or Change of Control”.  Ms. Schramm’s employment agreement has a term of three years.  Ms. Schramm’s 2008 salary is $300,000.

Potential Payments Upon Termination or Change of Control

Michael S. Luzich

Mr. Luzich’s consulting agreement does not provide for payments upon termination of service or a change of control of the Company.

Jonathan C. Swain

In the event a change of control is consummated at any time during the term of Mr. Swain’s employment agreement term, Mr. Swain is entitled to receive an amount equal to twelve months’ pay based on the annual compensation provided, including all benefits accrued and the average of the bonuses received in the two calendar years immediately preceding the calendar year in which the change of control occurs.  If Mr. Swain is terminated for any reason other than for cause or as part of a mutual termination, as defined in his employment agreement, he is entitled to receive as severance pay the greater of (a) the balance of base compensation due to Mr. Swain for the reminder of the term or (b) twelve months’ base compensation and a prorated share of the cash bonus to which Mr. Swain would have been entitled to had his employment continued to the end of the current calendar year.  Upon termination of Mr. Swain’s employment or upon the occurrence of a change of control or recapitalization of PGP, Mr. Swain is entitled at his option to cause the Company to redeem all vested membership interests granted to him under the IUP for cash at the fair market value at the time of the termination of employment.

Natalie A. Schramm

In the event a change of control is consummated at any time during the term of Ms. Schramm’s employment agreement term, Ms. Schramm is entitled to receive an amount equal to twelve months’ pay based on the annual compensation provided, including all benefits accrued and the average of the bonuses received in the two calendar years immediately preceding the calendar year in which the change of control occurs.  If Ms. Schramm is terminated for any reason other than for cause or as part of a mutual termination, as defined in her employment agreement, she is entitled to receive as severance pay the greater of (a) the balance of base compensation due to Ms. Schramm for the reminder of the term or (b) twelve month’s base compensation and a prorated share of the cash bonus to which Ms. Schramm would have been entitled to had her employment continued to the end of the current calendar year.  Upon termination of Ms. Schramm’s employment or upon the occurrence of a change of control or recapitalization of PGP, Ms. Schramm is entitled at her option to cause the Company to redeem all vested membership interests granted to her under the IUP for cash at the fair market value at the time of the termination of employment.

MANAGER COMPENSATION

Manager Compensation Table

The following table sets forth a summary of the compensation we paid to our Managers in 2007:

Name	Fees Earned or Paid in Cash	Total
M. Brent Stevens	$ 78,750	$ 78,750

Michael S. Luzich	3,750	3,750

Terrance W. Oliver	3,750	3,750

Andrew Whittaker	3,750	3,750

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
RELATED STOCKHOLDER MATTERS

PGP currently owns all of our outstanding common membership interests and is our sole managing member.

The table below sets forth, as of December 31, 2007, information regarding the beneficial ownership of outstanding membership interests of PGP by:

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

Name and Address of Beneficial Owner	Voting Common Membership Interests Beneficially Owned	Percent of Class	Non-voting Common Membership Interests Beneficially Owned	Percent of Class	Convertible Preferred Membership Interests Beneficially Owned	Percent of Class

M. Brent Stevens c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	661,667	66.17%	91,248	29.73%	19,323	6.09%

PGP Investors, LLC(1) 11100 Santa Monica, 10th Floor Los Angeles, CA 90071	413,333	41.33%	—	—	—	—

Michael S. Luzich c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	323,333	32.33%	91,248	29.73%	19,323	6.09%

Terrance Oliver c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	15,000	1.50%	—	—	—	—

Andrew Whittaker(1) c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	41,667	4.17%	—	—	—	—

Jonathan Swain (2) c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	—	—	99,543	32.43%	—	—

Natalie Schramm (2) c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	—	—	24,886	8.11%	—	—

All managers and executive officers as a group (7 persons)	1,000,000	100.00%	306,925	100.00%	38,646	12.18%
_______________
(1)	These interests are attributable to Mr. Stevens and are included in the calculation of his beneficial ownership and percentage of ownership data.

(2)	Interests owned by Mr. Swain and Ms. Schramm are non-voting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Operating Agreement of PGP

In accordance with PGP’s operating agreement, the Board of Managers is composed of five individuals, two of whom must be independent managers. At any time that M. Brent Stevens, together with any entity controlled by Mr. Stevens, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Stevens is entitled to designate three of PGP’s managers, including one of the two independent managers. The two independent managers are required to serve as members of the independent committee. At any time that Michael Luzich, together with any entity controlled by Mr. Luzich, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Luzich is entitled to designate two of PGP’s managers, including the other independent manager. In consideration for their execution of personal guarantees to provide credit support for EVD’s credit facilities, each of Messrs. Luzich and Stevens were granted profits interests of 1.5% of PGP’s fully diluted membership interests by PGP’s board of managers. Messrs. Stevens and Luzich are entitled to receive distributions on liquidation in respect of such profits interests only to the extent of any appreciation in the fair market value of PGP interests since the date of grant of such profits interests.

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

Management Services Agreement — DJL, OEDA, and EVD

DJL and OEDA (together, the “Operators”) manage and operate EVD’s racino near Lafayette, Louisiana and EVD’s OTBs pursuant to a management services agreement. Although the Operators may obtain services from affiliates to the extent necessary to perform their obligations, the Operators are fully responsible for all obligations under the agreement. Fees under the management services agreement are shared between DJL and OEDA, with DJL receiving 75% and OEDA receiving 25% of such fees.

Pursuant to the terms of the management services agreement, the Operators are entitled to receive in the aggregate a basic management fee equal to 1.75% of net revenue (less net food and beverage revenue) and an incentive fee equal to:

•           3.0% of the first $25.0 million of EBITDA (as defined below);

•           4.0% of the amount in excess of $25.0 million but less than $30.0 million of EBITDA; and

•           5.0% of the amount in excess of $30.0 million of EBITDA.

Under the management services agreement, “EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization. In calculating earnings, the basic management fee, the incentive fee and reimbursables payable under the management services agreement are excluded.  During 2007, 2006 and 2005 EVD expensed affiliate management fees payable to OEDA of $0.8 million, $0.9 million and $0.7 million, respectively, related to this agreement.

The Board of Managers of the Company unanimously approved the entry into the management services agreement by DJL, OEDA and EVD.  The Board of Managers considered whether the terms and conditions of the management services agreement were on terms no less favorable than those that could be obtained on an arms’-length basis from independent third parties.

Management Services Agreement — DJW and PGP

In 2005, DJW entered into a management services agreement (“MSA”) with PGP. Pursuant to the terms of that agreement, PGP designed, developed, constructed, manages and operates the new casino in Worth County, Iowa and provided certain pre-opening services in connection therewith. Under the management services agreement, PGP received a pre-opening service fee equal to $40,000 per month commencing in September 2005 and ending in March 2006.  Commencing in April 2006 (commencement of operations at the new casino), PGP is entitled to receive a basic management fee equal to 1.75% of net revenue (less net food and beverage revenue) and an incentive fee equal to:

•           3.0% of the first $25.0 million of EBITDA (as defined below);

•           4.0% of EBITDA in excess of $25.0 million but less than $30.0 million of EBITDA; and

•           5.0% of EBITDA in excess of $30.0 million.

“EBITDA” is defined in the management services agreement as earnings before interest, income taxes, depreciation and amortization; provided, however, that in calculating earnings, the basic management fee, the incentive fee payable under the management services agreement shall not be deducted. The management services agreement will terminate on the later of (i) April 2014 or (ii) the date of sale by PGP of its beneficial ownership of the DJW’s membership interests. During 2007, 2006 and 2005, the Company expensed affiliate management fees of  $2.2 million, $1.7 million and $0.2 million, respectively, related to this agreement.

The Board of Managers of the Company unanimously approved the entry into the management services agreement by DJW.  The Board of Managers considered whether the terms and conditions of the management services agreement were on terms no less favorable than those that could be obtained on an arms’-length basis from independent third parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Deloitte & Touche LLP for the years ended December 31, 2007 and 2006 were as follows:

(in thousands):	2007	2006
Audit fees	$ 608	$ 400
Audit-related fees (1)	235	104
Tax fees (2)	54	39
All other fees	—	—
_____________________
(1)	Quarterly and annual internal control procedures related to compliance with state gaming regulations and quarterly net slot machine proceeds audits.
(2)	Tax compliance services.

In accordance with our internal policies, all fees related to audit and permissible non-audit services rendered by our independent accountants are required to be pre-approved by our audit committee. In addition, all of the services described above in this Item 14 for the years ended December 31, 2007 and 2006 have been approved by our audit committee.

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

3.6
Certificate of Amendment to the Certificate of Formation of Peninsula Casinos, LLC, dated March 9, 2004—incorporated by reference to Exhibit 3.3B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

3.7
Operating Agreement of Peninsula Gaming, LLC (formerly known as Peninsula Casinos, LLC), dated June 14, 2004—incorporated by reference to Exhibit 3.4 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

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

4.24
Second Supplemental Indenture dated December 21, 2006 by and among Diamond Jo Worth, LLC, Diamond Jo Worth Corp. and US Bank National Association, as trustee- incorporated by reference to Exhibit 4.24 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

4.25	Third Amendment to Loan and Security Agreement and Consent, dated December 6, 2006- incorporated by reference to Exhibit 4.25 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

4.26
Fourth Amendment to Loan and Security Agreement and Consent, dated December 22, 2006- incorporated by reference to Exhibit 4.26 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

4.27
Consent to Loan and Security Agreement, dated as of July 30, 2007, by and between Diamond Jo, LLC, The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc. – incorporated by reference to Exhibit 4.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 13, 2007.

4.28†	Third Supplemental Indenture dated October 16, 2007 by and among Diamond Jo Worth, LLC, Diamond Jo Worth Corp. and US Bank National Association, as trustee.

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

10.25
Purchase Agreement among Diamond Jo Worth, LLC, Diamond Jo Worth Corp., Diamond Jo Worth Holdings, LLC, Diamond Jo, LLC and Jefferies & Company, Inc.—incorporated herein by reference to Exhibit 10.3 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.26
Borrower Supplement No. 1 by Diamond Jo Worth, LLC, dated as of May 13, 2005—incorporated herein by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.27
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

10.30	Acknowledgment of Diamond Jo Worth, LLC, dated May 13, 2005—incorporated herein by reference to Exhibit 10.6 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

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

10.38
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

10.40
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

10.46
Eleventh Amendment to Operating Agreement, dated as of May 31, 2005, by and between Dubuque Racing Association, Ltd. And Diamond Jo, LLC—incorporated herein by reference to Exhibit 10.16 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.47
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

10.49
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

10.51
Closing Agreement, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society—incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2006.

10.52
Real Estate Ground Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society—incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2006.

10.53
Amended and Restated Operator’s Agreement, dated November 5, 2004, by and among the Worth County Development Authority, an Iowa not-for-profit corporation, and Diamond Jo Worth, LLC- incorporated by reference to Exhibit 10.56 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

10.54	PGP’s Amended and Restated 2004 Incentive Unit Plan- incorporated by reference to Exhibit 10.57 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

10.55	Form of Incentive Unit Plan Agreement- incorporated by reference to Exhibit 10.58 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

10.56
Construction Agreement, dated August 18, 2006, between Diamond Jo Worth, LLC and Henkel Construction Company- incorporated by reference to Exhibit 10.59 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

10.57
Purchase Agreement among Peninsula Gaming LLC, Diamond Jo, LLC, Peninsula Gaming Corp., and Jefferies & Company, Inc., dated December 22, 2006- incorporated by reference to Exhibit 10.60 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

10.58
Employment Agreement, dated September 7, 2007, by and between Peninsula Gaming, LLC and Jonathan Swain - incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed September 13, 2007.

10.59
 Employment Agreement, dated September 7, 2007, by and between Peninsula Gaming, LLC and Natalie Schramm - incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed September 13, 2007.

10.60
General Conditions of the Contract for Construction, dated September 25, 2007, between Diamond Jo, LLC and Conlon Construction Company – incorporated by reference to Exhibit 10.3 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 13, 2007.

10.61
Standard Form of Agreement Between Owner and Contractor, dated September 25, 2007, between Diamond Jo, LLC and Conlon Construction Company– incorporated by reference to Exhibit 10.4 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 13, 2007.

10.62
Abbreviated Standard Form of Agreement Between Owner and Architect, dated May 21, 2007, between Diamond Jo, LLC and Youngblood Wucherer Sparer Architects, Ltd. – incorporated by reference to Exhibit 10.5 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 13, 2007.

10.63†	Minimum Assessment Agreement, dated October 1, 2007, among Diamond Jo, LLC, the City of Dubuque, Iowa and the City Assessor of the City of Dubuque, Iowa.

10.64†	Bond Purchase Contract, dated October 1, 2007, among Diamond Jo, LLC, the City of Dubuque, Iowa and Robert W. Baird & Co.

10.65†	Amended and Restated Port of Dubuque Public Parking Facility Development Agreement, dated October 1, 2007, between the City of Dubuque, Iowa and Diamond Jo, LLC.

12.1†	Computation of ratio of earnings to fixed charges.

21.1†	Subsidiaries of the Registrants.

31.1†	Certification of M. Brent Stevens, Chief Executive Officer.

31.2†	Certification of Natalie A. Schramm, Chief Financial Officer.

____________________
*	Unless otherwise noted, exhibits have been previously filed and are incorporated by reference.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2008.

PENINSULA GAMING, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

PENINSULA GAMING CORP.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

DIAMOND JO, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities indicated on March 28, 2008.

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
Andrew Whittaker
Manager

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Peninsula Gaming, LLC
Dubuque, Iowa

We have audited the accompanying consolidated balance sheets of Peninsula Gaming, LLC and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in member’s deficit and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the consolidated financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Peninsula Gaming, LLC and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 27, 2008

PENINSULA GAMING, LLC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(in thousands)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 42,100	$ 56,921
Restricted cash — purse settlements	4,902	4,619
Accounts receivable, less allowance for doubtful accounts of $32 and $39, respectively	3,000	3,529
Inventories	911	706
Prepaid expenses and other assets	1,375	1,456
Total current assets	52,288	67,231
RESTRICTED CASH-WORTH PROJECT	—	12,981
PROPERTY AND EQUIPMENT, NET	188,812	164,754
OTHER ASSETS:
Deferred financing costs, net of amortization of $10,325 and $6,603, respectively	21,785	16,224
Goodwill	53,083	53,083
Licenses and other intangibles	37,016	35,521
Deposits and other assets	6,452	4,016
Investment available for sale	12,491	—
Total other assets	130,827	108,844
TOTAL	$ 371,927	$ 353,810
LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 3,489	$ 5,383
Construction payable	4,884	5,531
Purse settlement payable	6,723	6,265
Accrued payroll and payroll taxes	5,618	4,575
Accrued interest	7,797	7,437
Other accrued expenses	9,800	9,026
Payable to affiliates	3,921	2,484
Current maturities of long-term debt and leases	3,147	8,645
Total current liabilities	45,379	49,346
LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	252,789	252,381
11% senior secured notes, net of discount	116,358	96,500
13% senior secured notes, net of discount	6,853	6,831
Term loan	—	667
Notes and leases payable, net of discount	1,887	3,544
Other liabilities	8,283	1,042
Total long-term liabilities	386,170	360,965
Total liabilities	431,549	410,311
COMMITMENTS AND CONTINGENCIES
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(66,424)	(65,501)
Accumulated other comprehensive loss	(2,198)	—
Total member’s deficit	(59,622)	(56,501)
TOTAL	$ 371,927	$ 353,810

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands)

	2007	2006	2005

REVENUES:
Casino	$222,147	$200,734	$146,790
Racing	19,146	22,146	17,578
Video poker	4,533	3,715	2,339
Food and beverage	15,801	15,315	13,511
Other	11,501	10,087	2,710
Less promotional allowances	(19,935)	(17,580)	(13,855)
Total net revenues	253,193	234,417	169,073
EXPENSES:
Casino	94,389	84,971	67,180
Racing	15,959	18,579	15,335
Video poker	3,751	2,949	1,767
Food and beverage	12,428	11,701	9,849
Other	7,080	6,605	1,720
Selling, general and administrative	49,770	43,924	28,454
Depreciation and amortization	20,728	20,820	16,249
Pre-opening expense	375	966	310
Development expense	8,041	777	575
Affiliate management fees	5,218	4,516	2,057
(Gain) loss on disposal of assets	2,731	210	(16)
Total expenses	220,470	196,018	143,480
INCOME FROM OPERATIONS	32,723	38,399	25,593
OTHER INCOME (EXPENSE):
Interest income	2,628	955	516
Interest expense, net of amounts capitalized	(40,505)	(32,741)	(29,133)
Interest expense related to preferred member’s interest, redeemable	—	(285)	(360)
Total other expense	(37,877)	(32,071)	(28,977)
NET INCOME (LOSS)	$(5,154)	$6,328	$(3,384)

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands)

	COMMON MEMBER’S INTEREST	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL MEMBER’S DEFICIT	COMPREHENSIVE INCOME (LOSS)

BALANCE, JANUARY 1, 2005	$9,000	$(71,599)	$—	$(62,599)
Net loss	—	(3,384)	—	(3,384)	$(3,384)
Member distributions	—	(4,624)	—	(4,624)	-
Comprehensive loss					$(3,384)
BALANCE, DECEMBER 31, 2005	9,000	(79,607)	—	(70,607)
Net income	—	6,328	—	6,328	$6,328
Member distributions	—	(2,494)	—	(2,494)	-
Member contributions	—	10,272	—	10,272	-
Comprehensive income					$6,328
BALANCE, DECEMBER 31, 2006	9,000	(65,501)	—	(56,501)
Net loss	—	(5,154)	—	(5,154)	$(5,154)
Unrealized loss on available for sale securities	—	—	(2,198)	(2,198)	(2,198)
Member distributions	—	(6,424)	—	(6,424)	-
Member contributions	—	10,655	—	10,655	-
Comprehensive loss					$(7,352)
BALANCE, DECEMBER 31, 2007	$9,000	$(66,424)	$(2,198)	$(59,622)

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,154)	$6,328	$(3,384)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	20,728	20,820	16,249
Non-cash interest	4,314	3,551	3,140
Non-cash equity based and other compensation	10,655	8,766	1,208
(Gain) loss on disposal of assets	2,731	210	(16)
Non-cash charitable contributions	6,250	—	—
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(283)	500	(1,448)
Receivables	529	(729)	(1,798)
Inventories	(205)	(213)	(250)
Prepaid expenses and other assets	(1,163)	(2,621)	149
Accounts payable	(1,243)	(669)	2,791
Accrued expenses	3,703	4,065	4,018
Payable to affiliates	1,437	1,813	868
Net cash flows from operating activities	42,299	41,821	21,527
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(157)	(283)	—
Purchase of investment available for sale	(14,659)	—	—
Business acquisition and licensing costs	(1,497)	(1,520)	(1,441)
Proceeds from (deposits to) restricted cash	12,981	6,148	(19,129)
Payment to long-term deposit	(6,350)	—	—
Construction project development costs	(34,418)	(23,647)	(25,949)
Purchase of property and equipment	(6,479)	(12,725)	(5,776)
Proceeds from sale of property and equipment	24	47	153
Net cash flows from investing activities	(50,555)	(31,980)	(52,142)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(9,123)	(4,393)	(3,283)
Principal payments on debt	(13,673)	(9,291)	(9,116)
Redemption of preferred member’s interest	—	(4,000)	—
Proceeds from senior secured notes	22,655	78,280	40,000
Proceeds from senior credit facilities	—	29,685	23,033
Payments on senior credit facilities	—	(53,485)	(13,121)
Member distributions	(6,424)	(2,494)	(4,624)
Net cash flows from financing activities	(6,565)	34,302	32,889
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,821)	44,143	2,274
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	56,921	12,778	10,504
CASH AND CASH EQUIVALENTS AT END OF YEAR	$42,100	$56,921	$12,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$35,649	$29,170	$25,418
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchased, but not paid	$3,910	$4,764	$5,046
Property and equipment purchased in exchange for indebtedness	3,471	5,899	22
Property and equipment acquired in exchange for long-term deposit	4,875	—	—
Deferred financing costs incurred, but not paid	137	303	—
Deferred financing costs incurred in exchange for long-term deposit	325	—	—
Unrealized loss on available for sale investment	2,198	—	—
Assumption of equity based and other compensation liability by owner	—	1,506	—
Property and equipment returned for a reduction in construction payable	—	—	162

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS PURPOSE

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company organized in 1999, is a holding company with no independent operations whose primary assets are cash and its equity interests in its wholly owned subsidiaries. PGL’s subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; (iii) Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”), and (iv) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations formed solely to facilitate the offering of the Company’s 8 3/4% senior secured notes due 2012 (the “Peninsula Gaming Notes”) in March 2004. DJWH is a holding company with no independent operations whose sole assets are its equity interests in its wholly owned subsidiaries. DJWH’s subsidiaries consist of: (i) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), that owns and operates the Diamond Jo casino in Worth County, Iowa and (ii) DJW Corp. (“DJWC”), a Delaware corporation with no assets or operations formed solely to facilitate the offering by DJW of its 11% senior secured notes due 2012 (the “DJW Notes”) in July 2005. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC (“PGP”), a Delaware limited liability company.

Recent Developments

To facilitate DJL’s building of a new casino to expand its casino operations, on September 27, 2006, DJL entered into an Offer to Purchase Real Estate, Acceptance and Lease (the “Historical Society Agreement”) with the Dubuque County Historical Society (the “Historical Society”). The Historical Society Agreement provides for, among other things, (i) a charitable contribution by DJL to the Historical Society of $1.0 million payable in equal annual installments of $0.1 million for 10 years commencing June 2009 and (ii) the purchase by DJL of 2.4 acres of real property (the “Expansion Tract”) for a purchase price of $1.2 million plus an additional contribution of $0.8 million which was paid in June 2007, the date of the closing of the Expansion Tract.

The Historical Society Agreement also provides for the Historical Society to lease DJL’s existing dockside pavilion for 99 years at $1 per year and for DJL to transfer all of its rights, title and interest in the existing Diamond Jo vessel to the Historical Society at the Historical Society’s option. The lease and the transfer of the vessel are conditioned upon DJL commencing operation of its new casino.  During the fourth quarter of 2007, due primarily to DJL’s obligations with the City of Dubuque, Iowa (“City”) discussed below, DJL determined that it is remote that it will not commence operation of its new casino and that the Historical Society will not accept receipt of the Diamond Jo vessel and has, therefore, recorded a development expense for the fair market value of the dockside pavilion and Diamond Jo vessel of $5.0 million and $1.3 million, respectively.

DJL’s new casino facility is expected to include approximately 1,000 slot machines, 17 table games and a five-table poker room.  Additional amenities are expected to include a bowling center, various restaurants and an entertainment center.  The new casino project is expected to cost approximately $82.5 million. The Company expects to open the new casino in the Fall of 2008.

On October 1, 2007, DJL entered into the Amended and Restated Port of Dubuque Public Parking Facility Development Agreement (“Development Agreement”) with the City regarding, among other things, the design, development, construction and financing of a public parking facility to be located adjacent to DJL’s proposed casino development. The total development cost of the parking facility is estimated to be approximately $23 million. In October 2007, the City entered into a guaranteed maximum price contract with a third party to construct the parking facility. Under the terms of the Development Agreement, the parking facility will be completed in two phases with a required completion date of the first phase, consisting of the first three levels of the north section of the facility, of November 20, 2008 and the required completion date for the second phase, consisting of the fourth level of the north section and all of the south section, of January 16, 2009. The parking facility, which will be owned by the City, will provide approximately 1,130 free parking spaces to the general public and was financed, in part, by the City with the issuance in October 2007 of approximately $23 million principal amount of 7.5 % Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”)

which become due in 2011-2037. DJL is required to construct a casino with a minimum cost of $45.0 million under the Development Agreement. Also, on October 1, 2007, DJL entered into a Minimum Assessment Agreement (the “Minimum Assessment Agreement”) with the City and the City Assessor, pursuant to which DJL and the City agreed to a minimum actual taxable value of certain real estate and planned improvements thereon of $57.9 million relating to DJL’s proposed casino development  (the “Minimum Actual Value”). The Minimum Actual Value will be in effect upon the earlier of substantial completion of the proposed casino construction or January 1, 2009. DJL has agreed to pay property taxes to the City with respect to the development property based upon the actual fair value of the property but not less than the Minimum Actual Value. Scheduled payments of principal and interest on the City Bonds will be funded through DJL’s payment obligations under the Minimum Assessment Agreement. DJL is also obligated to pay any shortfall should property taxes be insufficient to cover the principal and interest payments on the City Bonds and the Company has guaranteed DJL’s obligations under the Minimum Assessment Agreement. The Development Agreement also calls for (i) a minimum initial payment by DJL of $6.4 million to the City to be used toward the cost of designing and constructing the public parking facility, the balance of which was paid to the City in October 2007, (ii) the payment by DJL for the reasonable and necessary actual operating costs incurred by the City for the operation, security, repair and maintenance of the public parking facility and (iii) the payment by DJL to the City of $80 per parking space in the public parking facility per year which funds will be used by the City for capital expenditures necessary to maintain the public parking facility.

Due to DJL’s expected use of the public parking facility and its obligations under the Minimum Assessment Agreement combined with the Company’s guarantee, DJL will record an obligation to the City as costs are incurred under the Development Agreement.  As of December 31, 2007, the City incurred approximately $5.6 million of costs related to the issuance of, and related interest on, the City Bonds and construction of the parking facility which amount was offset against DJL’s $6.4 million initial payment discussed above.  In the future, when subsequent costs exceed DJL’s initial payment and the City begins to use proceeds from the City Bonds to pay for future construction and interest costs, DJL will record a related obligation and capital asset on its balance sheet.  The obligation, along with related interest costs, will be paid off over the life of the City Bonds through payments from DJL under the Minimum Assessment Agreement as discussed above and the capital asset will be depreciated over its estimated useful life of 40 years.  Any property tax payments made by DJL exceeding the debt service on the City Bonds will be expensed as incurred.

In addition, EVD is currently developing a 75,000 square foot, 100 room hotel contiguous to its current casino.  Additional amenities for the hotel include a fitness center, meeting space, a full in-house support laundry and a guest business center. Adjoining the existing racino structure, the new hotel will provide easy access to the casino and all of EVD’s existing amenities.  EVD has engaged a local architect for the project and is currently in negotiations with developers for the approximately $15.0 million hotel.

The Company plans to finance these developments with the following: (i) cash on hand, (ii) cash generated from operations, (iii) available borrowings under the PGL Credit Facility and (iv) available vendor and equipment financing. There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The consolidated financial statements include the financial information of the Company and its wholly owned subsidiaries DJL, EVD, PGC and DJWH. All significant intercompany balances and transactions are eliminated.

Cash and Cash Equivalents— The Company considers all certificates of deposit and other highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash-Purse Settlements—Restricted cash represents amounts restricted by regulation for purses to be paid during the live meet racing season at EVD. Additionally, restricted cash includes entrance fees for a special futurity race during the racing season, plus any interest earnings. These funds will be used to pay the purse for the race. A separate interest bearing bank account is required for these funds.

Allowance for Doubtful Accounts—The allowance for doubtful accounts is maintained at a level considered adequate to provide for probable future losses.

Inventories—Inventories consisting principally of food, beverage, retail items, and operating supplies are stated at the lower of first-in, first-out cost or market.

Restricted Cash - Worth Project — Restricted cash at December 31, 2006 represents the remaining unused proceeds from the issuance of $20.0 million of additional DJW Notes in August 2006, the use and disbursement of which were restricted to the design, development, construction, equipping and opening of the casino expansion in Worth County, Iowa. All amounts were expended in 2007.

Property and Equipment—Property and equipment are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Land improvements	20-40 years
Buildings and building improvements	3–40 years
Riverboat and improvements	3–13 years
Furniture, fixtures and equipment	3–10 years
Computer equipment	3–5 years
Vehicles	3–5 years

Impairment of Long-Lived Assets— Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. During the quarter ended June 30, 2006, management determined the undiscounted future cash flows of its Alexandria OTB did not support the recoverability of the property and equipment attributable to the OTB’s operation. As such, the Company recognized an impairment charge for the OTB’s assets that exceeded their estimated fair market value. The impairment charge of $0.4 million is included in depreciation and amortization on the consolidated statement of operations and is part of the EVD operating segment.

Capitalized Interest— The Company capitalizes interest costs associated with debt incurred in connection with significant construction projects. When debt is incurred in connection with the development of the construction projects, the Company capitalizes interest on amounts expended on the projects at each applicable subsidiaries’ average cost of borrowed money. Capitalization of interest ceases when the project is substantially complete. The amount capitalized during 2007, 2006 and 2005 was $0.8 million, $0.8 million and $0.4 million, respectively.

Deferred Financing Costs— Costs associated with the issuance of debt have been deferred and are being amortized over the life of the related indenture/agreement using the effective interest method. These amortization costs are included in interest expense on the statements of operations.

Goodwill and Licenses and Other Intangible Assets— Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in connection with the acquisition of the Diamond Jo riverboat casino operations. Goodwill is not amortized but is reviewed at least annually for impairment and written down and charged to income when its recorded value exceeds its estimated fair value. At December 31 of 2007, 2006 and 2005, DJL performed its annual impairment test on goodwill and determined that the estimated fair value of the DJL reporting unit exceeded its carrying value as of that date. Goodwill is subject to impairment by, among other things, significant changes in the gaming tax rates in Iowa, significant new competition which could substantially reduce profitability, non-renewal of DJL’s gaming license due to regulatory matters or lack of approval of gaming by the county electorate at scheduled referendums, and regulatory changes that could adversely affect DJL’s business.

Licenses and other intangibles as of December 31, 2007 and 2006 consist of the acquired licenses and tradename associated with the purchase of EVD and the first three $1.0 million payments in June 2005, May 2006 and May 2007, respectively, for DJW’s gaming license under an executory agreement with the State of Iowa. The licenses and tradename have indefinite lives as the Company has determined that there are no legal, regulatory, contractual, economic or other factors that would limit their useful lives and the Company intends to renew and operate the licenses and use the tradename indefinitely. In addition, other key factors in the Company’s assessment that these licenses have an indefinite life include: (1) the Company’s license renewal experience confirms that the renewal process is perfunctory and renewals would not be withheld except under extraordinary circumstances; (2) the renewals related to these licenses confirms the Company’s belief that the renewal process could be completed without substantial cost and without material modification of the licenses; (3) the economic performance of the operations related to the licenses support the Company’s intention of operating the licenses indefinitely; and (4) the continued limitation of gaming licenses in the States of Louisiana and Iowa limits competition in the jurisdictions where these licenses are maintained. Indefinite lived intangible assets are not amortized but are reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. Licenses and other intangibles at December 31 are summarized as follows (in thousands):

	2007	2006

Slot machine and electronic video game licenses	$30,233	$29,735
Tradename	2,475	2,478
Horse racing licenses	1,308	1,308
DJW gaming license	3,000	2,000

Total	$37,016	$35,521

Each of EVD’s identified intangible assets were valued separately when the Company was purchased. The valuations were updated by management as of December 31 of 2007, 2006 and 2005 indicating no impairment. In addition, management performed an internal valuation of the DJW gaming license as of December 31 of 2007, 2006 and 2005 indicating no impairment. These intangible assets are subject to impairment by, among other things, significant changes in the gaming tax rates in Louisiana and Iowa, significant new competition which could substantially reduce profitability, non-renewal of the racing or gaming licenses due to regulatory matters or lack of county electorate approval in Iowa, changes to EVD’s trade name or the way EVD’s trade name is used in connection with its business and regulatory changes that could adversely affect the Company’s business by, for example, limiting or reducing the number of slot machines or video poker machines that the Company is permitted to operate.

In connection with PGL’s acquisition of EVD from a third party, EVD is required to pay a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by EVD’s racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino’s casino opened to the general public. This contingent fee is payable monthly in arrears and has been recorded as an adjustment to the purchase price allocated to slot machine and video game licenses of $0.5 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively.

Investment—As discussed in Note 1, DJL entered into the Development Agreement with the City that resulted in the issuance of the City Bonds.  DJW purchased the bonds at the stated rate of 7.5% for $23.0 million on October 16, 2007.  This investment is the Company’s only investment, is classified as available-for-sale, and is recorded at fair value.  Due to the credit markets at the time of the purchase, DJW recorded a discount of $8.4 million on the bonds with a corresponding asset representing deferred financing costs because the excess that DJW paid over the fair value of the bonds was for the benefit of DJL.  The deferred financing costs are being amortized using the effective interest method over the life of the Minimum Assessment Agreement.  The discount is netted with the investment on the balance sheet and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the statement of operations.  Between the date of purchase and December 31, 2007, the credit markets worsened which resulted in an unrealized loss of $2.2 million which is reported in a separate component of member’s deficit.  The fair value of the investment at December 31, 2007 is approximately $12.5 million.  The estimate of the fair value of the investment is based on current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

Future maturities of the City Bonds, excluding the discount, at December 31, 2007 for the years ended December 31 are summarized as follows (in thousands):

2008	$-
2009	-
2010	-
2011	285
2012	305
Thereafter	22,435
Total	$23,025

Debt Discount—Debt discount associated with the issuance of debt is netted with the related debt obligations on the balance sheets and is amortized over the life of the debt using the effective interest method. The amortization of such discount is included in interest expense on the statements of operations.

Derivative Financial Instrument—The Company has a derivative financial instrument, a contingent put option related to the DJW Notes.  Such derivative financial instrument is recorded at fair market value and the change in fair market value is recognized immediately through earnings as an adjustment to interest expense.

Revenue Recognition and Promotional Allowances— In accordance with industry practice, casino and video poker revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Racing revenues include EVD’s share of pari-mutuel wagering on live races from commissions and breakage income which are set by the Louisiana State Racing Commission, and EVD’s share of wagering from import and export simulcasting as well as EVD’s share of wagering from its off-track betting parlors. Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the state’s racing regulatory body. Food, beverage and other revenue is recognized as services are performed. Revenues exclude sales taxes.

Various cash and free play incentive programs related to gaming play as well as the retail value of food and beverage and other services furnished to guests without charge are included in gross revenues and then deducted as promotional allowances. These amounts were as follows (in thousands):

	Year Ended
	2007	2006	2005
Cash and free play incentives	$11,231	$9,581	$6,638
Food and beverage	7,801	7,365	6,876
Other	903	634	341
Total promotional allowances	$19,935	$17,580	$13,855

The cost of complimentary food and beverage and other services have been included in casino and video poker expenses on the accompanying statements of operations. Such estimated costs of providing complimentary services allocated from the food and beverage and other operating departments to the casino and video poker departments were as follows (in thousands):

	Year Ended
	2007	2006	2005
Food and beverage	$2,744	$2,556	$2,358
Other	359	254	149
Total cost of complimentary services	$3,103	$2,810	$2,507

Slot Club Awards—The Company provides slot patrons with incentives redeemable for food, beverage or other services based on the dollar amount of play on slot machines. A liability has been established based on an estimate of the cost of honoring these outstanding incentives, utilizing the age of the award and prior history of redemptions.

Equity Based Compensation— Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”) which requires that compensation expense under equity based awards be measured at fair value. As allowed under the provisions of SFAS No. 123R the Company has applied SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application of SFAS No. 123R using the accounting principles historically applied to those awards, the intrinsic value method. The Company did not have any new awards and there were no modifications, repurchases, or cancellations of awards issued prior to January 1, 2006 during the years ended December 31, 2007 and 2006. There were no payments to employees related to equity based awards during the years 2007, 2006 and 2005. As of December 31, 2007, there was approximately $6.3 million of compensation expense related to nonvested awards which has not been recognized in the consolidated statement of operations. Based on the intrinsic value at December 31, 2007, approximately $2.8 million of the unrecognized value of awards is scheduled to vest over the next nine months unless vested earlier pursuant to the terms of the awards.  The remaining $3.5 million is scheduled to vest upon a change in control of the Company.  See Note 10 for more information regarding the terms of outstanding equity awards.

Equity based awards granted by PGP to Company employees contain a put option exercisable by the employee and are recorded at their intrinsic value (which is the increase in the fair market value of the units granted based on a market multiple of forecasted total segment operating earnings) and the percentage vested. The amount expensed each period is based upon the change in intrinsic value and the percentage vested. As these awards are issued by PGP, the awards represent a PGP liability and not a liability of the Company although the expense associated with awards to Company employees is recorded by the Company with a corresponding credit to member contributions.

Advertising—All costs associated with advertising are expensed as incurred. Advertising expense was approximately $2.8 million in 2007, $2.7 million in 2006 and $2.0 million in 2005.

Pre-Opening Expense—Costs associated with start-up activities for new or expanded operations are expensed as incurred.

Development Expense— Costs associated with new business opportunities are expensed as incurred unless the cost is capitalizable and management believes it is probable the project will be completed.  During the year ended December 31, 2007, as all significant contingencies surrounding the Historical Society Agreement were met, DJL expensed $7.7 million as development expense primarily related to the unconditional contribution obligation by DJL to the Historical Society of (i) the dockside pavilion through a 99 year lease, (ii) the Diamond Jo vessel and (iii) cash. In addition, DJL incurred approximately $0.3 million of other expenses associated with the new casino development project in 2007. During 2006 and 2005 the Company incurred development expenses of  approximately $0.8 million and $0.6 million primarily related to the development of DJL’s new casino and OED’s hotel development and other potential real property developments.

Income Taxes— The Company is a limited liability company. In lieu of corporate income taxes, the members of a limited liability company are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for income taxes has been included in the financial statements.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the fair values of equity based compensation, an embedded derivative and the DJW investment in City Bonds, the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets, and the estimated liabilities for the EVD sales tax contingency, slot club awards, customer legal disputes and self insured medical and workers compensation claims.

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

Concentrations of Risk—The Company’s customer base is concentrated in southwest Louisiana, north central and eastern Iowa, southern Minnesota, southwest Wisconsin and northeast Illinois.

The Company maintains deposit accounts at three banks. At December 31, 2007 and 2006, and various times during the years then ended, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation. Credit risk is managed by monitoring the credit quality of the banks.

Recently Issued Accounting Standards— In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is effective for the Company’s year ending December 31, 2009. The Company is currently evaluating the impact of SFAS 141R on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure certain eligible financial assets and financial liabilities at fair value (the fair value option). SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. SFAS 159 is effective for the Company's year ending December 31, 2008. The Company is currently evaluating whether to elect the fair value option for eligible financial assets and/or financial liabilities and the impact, if any, of SFAS 159 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates, among other things, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 is effective for the Company's year ending December 31, 2008, with the exception of certain non-financial assets and liabilities for which the effective date is the Company’s year ending December 31, 2009. The Company is currently evaluating the impact of SFAS 157 on the Company's financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31 is summarized as follows (in thousands):

	2007	2006

Land and land improvements	$18,170	$16,773
Buildings and improvements	137,669	114,823
Riverboat and improvements	8,442	8,410
Furniture, fixtures and equipment	65,077	56,721
Computer equipment	8,842	8,185
Vehicles	379	378
Construction in progress	18,188	13,360
Subtotal	256,767	218,650
Accumulated depreciation	(67,955)	(53,896)
Property and equipment, net	$188,812	$164,754

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $20.7 million, $20.8 million and $16.2 million, respectively.

In connection with DJL’s proposed casino development as discussed in Note 1, DJL began accelerating depreciation on long-lived assets with a net book value of approximately $4.5 million that will either be contributed to the Historical Society or will not be utilized at its new casino facility.  Accelerated depreciation on these assets began during the fourth quarter of 2006 and DJL will continue to depreciate the remaining net book value of those assets, less their estimated fair market value at the date of contribution or estimated net realizable value, through the period that DJL estimates commencing operations at the new facility.  Depreciation expense for 2007 and 2006 increased by approximately $0.8 million and $0.2 million, respectively, as a result of accelerated depreciation on these assets.

During the third quarter in 2007, in an effort to reduce the overall design and construction costs of the hotel project, EVD entered into discussions with a new contractor and architect to design, develop and construct an approximately 100 room hotel contiguous to EVD’s racino. Due to the entire redesign of the project, EVD wrote off as a loss on disposal of assets approximately $2.6 million of previously capitalized costs related primarily to initial architectural and design work that will not be utilized in the new project design.

Included in the total amount of depreciation and amortization expense for 2006 is an impairment charge of approximately $0.4 million associated with long-lived assets at EVD’s Alexandria OTB.  Based on historic and expected future cash flows of the Alexandria OTB operations, the carrying value of the leasehold improvements and certain other assets were not expected to be recovered by future cash flows and were written down by the amount the carrying value of the assets exceeded their estimated fair market value.  EVD closed the Alexandria OTB in July of 2006 and recorded a lease termination loss of approximately $0.1 million.

4. DEBT

Long-term debt at December 31 consists of the following (in thousands):

	2007	2006

8 3/4% senior secured notes due April 15, 2012, net of discount of $2,211 and $2,619, respectively, secured by substantially all the assets of PGL, DJL and EVD and the equity of DJL and EVD	$252,789	$252,381
11% senior secured notes of DJW due April 15, 2012 (and related contingent put option in 2006), net of discount of $762 at December 31, 2007, secured by substantially all the assets of DJW and a pledge of equity of DJW and DJWC	116,358	96,500
13% senior secured notes of EVD due March 1, 2010 with contingent interest, net of discount of $57 and $79, respectively, secured by certain assets of EVD	6,853	6,831
$65,000 revolving line of credit under a loan and security agreement of DJL and EVD with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 0.25% (current rate of 7.5% at December 31, 2007), maturing June 16, 2008, secured by substantially all assets of DJL and EVD	—	—
$5,000 revolving line of credit under a loan and security agreement of DJW with a bank, interest rate at prime less a margin of 1.0% (current rate of 6.25% at December 31, 2007), maturing March 1, 2010, secured by substantially all the assets of DJW and guaranteed by the Company’s Chief Executive Officer	—	—
Term loan under a loan and security agreement of DJL and EVD with Wells Fargo Foothill, Inc., interest rate at prime plus 2.5% (10.75% at December 31, 2006), secured by certain assets of DJL and EVD	—	4,667
Notes payable and capital lease obligations, net of discount of $103 and $234, respectively, interest rate at 7 ¼% - 8 ¾%, due 2008 - 2011	5,034	8,189
Total debt	381,034	368,568
Less current portion	(3,147)	(8,645)
Total long term debt	$377,887	$359,923

Principal maturities of debt (excluding discount) for the Company, and separately for DJW, the Company's unrestricted subsidiary, for each of the years ended December 31 are summarized as follows (in thousands):

	DJW	Company
2008	$2,659	$3,244
2009	660	1,244
2010	55	7,538
2011	-	21
2012	117,120	372,120
Thereafter	-	-
	$120,494	$384,167

Peninsula Gaming Notes

On April 16, 2004, DJL and PGC completed a private placement of $233 million principal amount of 8 ¾% senior secured notes due 2012 (the “Peninsula Gaming Notes”). The Peninsula Gaming Notes were issued at a discount of approximately $3.3 million. Interest on the Peninsula Gaming Notes is payable semi-annually on April 15 and October 15 of each year. Upon a corporate restructuring, the Company also became a co-issuer of the Peninsula Gaming Notes.

On December 22, 2006, the Company, DJL, and PGC, as co-issuers, issued and sold to a third party investor in a private placement $22.0 million aggregate principal amount of Peninsula Gaming Notes (“Additional Peninsula Gaming Notes”).  The Company used a portion of the net proceeds from this issuance of the Additional Peninsula Gaming Notes to pay down borrowings under its existing senior credit facility and to finance, in part, the construction of the new casino at DJL and the development of the hotel at EVD.

The indenture governing the Peninsula Gaming Notes limits the Company’s ability to, among other things, incur more debt; pay dividends or make other distributions to PGP and DJW (for so long as DJW is an unrestricted subsidiary); redeem stock; make certain investments; create liens; enter into transactions with affiliates; merge or consolidate; and transfer or sell assets.

The Peninsula Gaming Notes are full and unconditional obligations of DJL as a co-issuer. PGL and PGC, also co-issuers, have no independent assets (other than PGL’s cash and investment in its subsidiaries) or operations. The Peninsula Gaming Notes are secured by substantially all the assets of PGL, DJL and EVD subject to the prior lien of the PGL Credit Facility as discussed below. The Peninsula Gaming Notes are also fully and unconditionally guaranteed, subject to the prior lien of the PGL Credit Facility as discussed below, by EVD. Further, EVD and DJL have pledged their equity interests as collateral. All of DJL’s and EVD’s net assets are restricted except for $5.1 million at December 31, 2007 under the Peninsula Gaming Notes. The Peninsula Gaming Notes do not limit DJL’s or EVD’s ability to transfer net assets between PGL, DJL and EVD.

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

The DJW Notes are secured by a pledge of the equity of DJW and DJWC and substantially all of DJW’s current and future assets. The lien on the collateral that secures the DJW Notes is contractually subordinated to the liens securing up to $5.0 million of indebtedness under the DJW Credit Facility as discussed below. The DJW Notes, which mature on April 15, 2012, are redeemable at the Company’s option, in whole or in part at any time or from time to time, on and after April 15, 2008 at certain specified redemption prices set forth in the indenture governing the DJW Notes. The holders of the DJW Notes also have the right to require repayment upon a change in control. The indenture governing the DJW Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of DJW to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) consolidate or merge; (6) sell or otherwise transfer or dispose of assets; (7) enter into transactions with affiliates; (8) use proceeds of permitted asset sales and (9) change its line of business. Specifically, DJW is prohibited from making any dividends or other distributions to PGL, subject to certain limited exceptions. DJW is permitted to make dividends or other distributions to PGL to pay certain tax obligations. Further, DJW can make dividends and other distributions to PGL to pay corporate overhead or similar allocations or payments, including, but not limited to, tax preparation, accounting, licensure, legal and administrative fees and expenses. Additionally, DJW may make dividends and other distributions to PGL in respect of certain payments under management agreements and to pay reasonable directors’ or managers’ fees and expenses, so long as any payments with respect to any management agreement or certain employee, consulting or similar agreements do not, in the aggregate, in any fiscal year exceed (a) for 2006, $500,000, (b) for 2007, the product of 1.333333 multiplied by 4.0% of DJW’s Consolidated EBITDA (as defined in the indenture governing the DJW Notes) for the nine months ended December 31, 2006 and (c) for any fiscal year thereafter, 4.0% of DJW’s Consolidated EBITDA for the preceding fiscal year. Finally, DJW can make additional dividends and other distributions not to exceed $0.5 million. Subject to the foregoing provisions, all of the net assets of DJW are restricted.

On August 31, 2006, DJW entered into the First Supplemental Indenture to the Indenture dated as of July 19, 2005 (the “DJW First Supplemental Indenture”) which permitted, among other things, the issuance by DJW on August 31, 2006 of an additional $20 million principal amount of DJW Notes, the proceeds of which were used in part to fund the expansion of the DJW casino. In addition, the DJW First Supplemental Indenture requires DJW to offer to buy back a portion of the DJW Notes on a semi-annual basis, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein) at a premium of 7.5%. Such provision was determined to be an embedded derivative and was fair valued and separated from the DJW Notes at date of issuance since it was not clearly and closely related. As of December 31, 2007 and December 31, 2006, the fair value of the put option was approximately $1.3 million and $0.5 million, respectively. The fair value of the put option was determined to be the present value of the estimated premium payments through the maturity of the DJW Notes. The estimated premium payments were calculated using estimated future cash flows developed by the Company to estimate the portion of the DJW Notes that would be subject to the contingent put option, yields of comparable financial instruments, the remaining date to maturity of the DJW Notes and based on discussions with the holders of the notes as to whether the contingent put option would be elected by the noteholders. The fair value of the put option is revalued at the end of each reporting period with a corresponding charge (benefit) to interest expense. During the year ended December 31, 2007, the Company expensed $0.9 million as interest expense related to the change in the fair value of the embedded derivative. In addition, DJW redeemed $2.4 million principal amount of DJW Notes, plus applicable premium and accrued interest, in November 2007 based on the Excess Cash Flow provision.

On December 21, 2006, DJW entered into the Second Supplemental Indenture to the Indenture dated as of July 19, 2005 which permitted, among other things, the issuance by DJW on December 21, 2006 of an additional $36.5 million principal amount of DJW Notes (“Additional DJW Notes”) and the distribution of up to $35.0 million of the net proceeds of the Additional DJW Notes to PGL.  The distribution was made to PGL in 2006 and was used to pay down borrowings under the PGL Credit Facility and to finance, in part, the current construction of the new casino at DJL and the development of the hotel at EVD.

On October 16, 2007, DJW entered into the Third Supplemental Indenture to the Indenture dated as of July 19, 2005 which permitted, among other things, the issuance by DJW on October 16, 2007 of an additional $23.0 million principal amount of DJW Notes at a purchase price of 98.5% of the principal amount thereof, the proceeds of which were used to fund the purchase of DJW’s investment in the City Bonds.

EVD Notes

Contingent interest accrues on the 13% senior secured notes (the “EVD Notes”). The amount of contingent interest is equal to 0.3% of EVD’s cash flow for the year, subject to certain limitations. EVD may defer paying a portion of the contingent interest under certain circumstances set forth in the indenture governing the EVD Notes. EVD is the sole obligor under the EVD Notes.

PGL Credit Facility

On June 16, 2004, DJL and EVD jointly entered into a loan and security agreement with Wells Fargo Foothill, Inc. as the arranger and agent which was later amended in November 2004, July 2005 and December 2006 (as amended, the “PGL Credit Facility”). The PGL Credit Facility consists of a revolving credit facility which permits DJL and EVD to request advances and letters of credit up to the lesser of the maximum revolver amount of $65.0 million (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the combined EBITDA (as defined in the PGL Credit Facility) of EVD and DJL for the twelve months immediately preceding the current month end multiplied by 150% and the combined EBITDA of EVD and DJL for the most recent quarterly period annualized multiplied by 150%. At December 31, 2007, the maximum revolver amount was $65.0 million. The borrowings under the revolver portion of the PGL Credit Facility bear interest at a rate equal to the Wells Fargo prime rate plus a margin of 0.25%, or 7.5% at December 31, 2007. The available borrowing amount at December 31, 2007, after reductions for amounts borrowed and letters of credit outstanding at DJL and EVD, was $64.2 million. As of December 31, 2007, there were no outstanding advances under the revolver portion of the PGL Credit Facility and outstanding letters of credit of approximately $0.8 million.

The PGL Credit Facility also contained a term loan, the balance of which was paid off in November 2007.

DJL and EVD are jointly and severally liable under the PGL Credit Facility and such borrowings are collateralized by substantially all of the assets of EVD and DJL. Borrowings under the PGL Credit Facility are guaranteed by PGL and PGC.

The PGL Credit Facility contains a number of restrictive covenants, including covenants that limit DJL’s and EVD’s ability to, among other things: (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its capital stock; (4) dispose of certain assets; (5) guarantee the debt of others; (6) pay dividends or make other distributions; (7) make investments; and (8) enter into transactions with affiliates. The PGL Credit Facility also contains financial covenants including a minimum combined EBITDA (as defined by the PGL Credit Facility) of DJL and EVD and limitations on capital expenditures at DJL and EVD.

Specifically, DJL and EVD are prohibited from making any dividends or other distributions to PGL or any of PGL’s unrestricted subsidiaries, subject to certain limited exceptions (such restrictions at December 31, 2007 are less restrictive than the restrictions under the Peninsula Gaming Notes). DJL and EVD are permitted to make dividends or other distributions to PGL to pay certain tax obligations and to fund tax preparation, accounting, legal and administrative fees and expenses. Additionally, DJL and EVD may make dividends and other distributions to PGL in respect of certain payments under management agreements and to pay reasonable directors’ or managers’ fees and expenses, so long as such payments do not, in the aggregate, in any fiscal year exceed the lesser of (a) 4.0% of DJL and EVD’s combined EBITDA (as defined in the PGL Credit Facility) for the preceding fiscal year and (b) $4.0 million. DJL and EVD may also make dividends or other distributions to PGL so that PGL, subject to certain limitations, can repurchase, redeem or otherwise acquire equity interests in PGL or its restricted subsidiaries (as defined in the PGL Credit Facility) from its respective employees, members or managers.

During the third quarter 2007, certain conditions precedent to the effectiveness of all remaining provisions (including the increase in available borrowings under the revolver portion of the facility to $65.0 million and the ability to make additional capital expenditures in connection with the proposed casino project at DJL) of the fourth amendment to the PGL Credit Facility were satisfied.

In July 2007, DJL and EVD entered into a Consent to Loan and Security Agreement in which Wells Fargo Foothill, Inc. consented to capital expenditures by DJL, in addition to capital expenditures permitted by the original loan agreement and subsequent amendments, in an aggregate amount not to exceed $80.0 million for the DJL casino project.  DJL and EVD expect to enter into an amendment to the PGL Credit Facility in the second quarter of 2008 to allow for expected DJL casino project costs of $82.5 million.

DJW Credit Facility

On October 4, 2006, DJW and DJWC entered into a senior secured revolving credit facility with American Trust & Savings Bank that was subsequently amended on December 21, 2006 and October 16, 2007 (as amended, the “DJW Credit Facility”). The DJW Credit Facility permits DJW to request advances and letters of credit of up to $5.0 million. Advances under the DJW Credit Facility bear interest at a rate equal to the greater of (i) at DJW’s option, either LIBOR plus a margin of 1.85%-2.20% or the Wall Street Journal prime rate less a margin of 1.0%, or 6.25% at December 31, 2007, and (ii) 5%. The DJW Credit Facility expires on March 1, 2010.  The available borrowing amount under such facility at December 31, 2007, after reductions for amounts borrowed and letters of credit outstanding at DJW, was $4.3 million. As of December 31, 2007, there were no outstanding advances under the DJW Credit Facility and outstanding letters of credit of approximately $0.7 million.

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

DJW’s and DJWC’s obligations under the DJW Credit Facility are secured by a security interest in substantially all of DJW’s and DJWC’s tangible and intangible assets. The DJW Credit Facility is secured by substantially the same assets that secure the DJW Notes. Pursuant to an intercreditor agreement between DJW and American Trust and Savings Bank, the lien on the collateral securing the DJW Credit Facility is contractually senior to the lien on the collateral securing the DJW Notes and the related guarantees. The Company’s Chief Executive Officer agreed to unconditionally guarantee DJW’s payment obligations to the lender under the DJW Credit Facility.

The Company was in compliance with all debt covenants as of December 31, 2007.

5. EMPLOYEE BENEFIT PLANS

PGL, DJL, EVD and DJW each have a qualified defined contribution plan under section 401(k) of the Internal Revenue Code for their respective employees. Under the plans, eligible employees may elect to defer a portion of their salary, subject to Internal Revenue Service limits. The Company may make a matching contribution to each participant based upon a percentage set by the Company, prior to the end of each plan year. Company matching contributions to the plans were $0.3 million in each of 2007, 2006 and 2005.

In January 2005, the Company created a non-qualified deferred compensation plan. Under the plan, certain eligible key employees of the Company may elect to defer a portion of their compensation. The Company makes a matching contribution to each participant based upon a percentage set by the Company. These matching contributions vest over a three year period of service. Company matching contributions were $0.1 million in 2007 and 2006 and less than $0.1 million in 2005.

6. LEASING ARRANGEMENTS

The Company leases three of its OTB facilities and other equipment under noncancelable operating leases. The Company also leases certain gaming machines and other equipment under cancelable leases. These cancelable leases require either fixed monthly payments or contingent monthly rental payments based on usage of the equipment. The leases expire on various dates through 2026. Rent expense was $6.9 million, $6.3 million and $4.6 million during the years ended 2007, 2006 and 2005, respectively.

Minimum rental payments and contingent rental payments for the years ended December 31, 2007, 2006 and 2005 are summarized as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Minimum rental payments	$1,862	$1,899	$1,542
Contingent rental payments	5,000	4,376	3,038
Total	$6,862	$6,275	$4,580

The future minimum rental payments required under noncancelable leases with a minimum original term in excess of one year at December 31, 2007 for the years ended December 31 are summarized as follows (in thousands):

2008	$1,214
2009	703
2010	237
2011	138
2012	114
Thereafter	386
Total	$2,792

7. COMMITMENTS AND CONTINGENCIES

Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as sole manager of the Company and as members of PGP, respectively.

In October 2003, EVD filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana (the “Department”), the St. Landry Parish School Board and the City of Opelousas. EVD sought a judgment declaring that sales taxes were not due to the defendants on purchases made by EVD and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. EVD’s action was based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. The St. Landry Parish School Board and the City of Opelousas questioned the application of the racing statutes to the construction and furnishing of the casino portion of the facility, thereby leading to the filing of this action. Subsequently, the Department adopted a similar position as the St. Landry Parish School Board and the City of Opelousas.

EVD filed a motion for summary judgment, which was scheduled for hearing in July 2005. Prior to the hearing, it was discovered by EVD that EVD’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that EVD, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment so that EVD could prepare and file a refund claim for the taxes paid by EVD’s contractor and the contractor’s subcontractors.  In November and December 2005, EVD filed refund claims totaling $0.6 million with the Department and S. Landry Parish related to these taxes paid.

In October 2006, the Department notified EVD that additional taxes and interest totaling approximately $0.4 million were due for the period January 1, 2002 through December 31, 2004.  In November 2006, EVD formally protested the additional proposed tax assessment with the Department; the protest was denied by the Department. Accordingly, EVD accrued and subsequently paid the additional taxes of approximately $0.4 million, but these taxes were paid under protest. In December 2006, EVD filed suit in East Baton Rouge Parish, Louisiana against the Department for recovery of these taxes paid under protest. The Department answered this suit by generally denying EVD’s right to recover the taxes paid under protest. During 2006, the Company accrued an additional $1.1 million related to state sales taxes that the Company may be required to pay for the years 2005 and 2006 and for local parish and city taxes for the years 2002 through 2006. Of the total sales tax amount recorded, approximately $0.7 million and $0.4 million was recorded in general and administrative expense and interest expense, respectively, in the consolidated statement of operations for 2006. The remaining balance, totaling approximately $0.4 million, was capitalized in fixed assets. EVD also accrued another $0.4 million and $0.1 million in 2007 for ongoing operating purchases and interest, respectively.

On February 20, 2008, EVD and the Department entered into a Settlement Agreement (the “Settlement Agreement”) which settled certain tax disputes between EVD and the Department arising out of audits conducted by the Department of the taxable years ended December 31, 2002, 2003 and 2004 as discussed above.  As part of the settlement, the Department agreed to refund to EVD, as a credit against future sales or use taxes due to the State of Louisiana by EVD for tax years beginning on or after January 2005, (a) approximately $0.1 million plus accrued interest from December 11, 2006 and (b) approximately $0.1 million plus accrued interest from November 28, 2005, in each case until the date the Department provides notification that such credit has been applied for the benefit of EVD.  The refunds were recorded in EVD’s 2007 financial statements as a reduction to property and equipment of approximately $0.1 million and a reduction in general and administrative and interest expense of approximately $0.1 million.

The Department and EVD also reached an agreement regarding the payment of additional sales tax by EVD for tax years beginning on or after January 2005.  Based on this agreement, EVD reduced the liability recorded for sales taxes for the years 2005 through 2007 by approximately $0.1 million. EVD’s obligations related to sales tax with respect to future periods may be affected by litigation involving the Department and other gaming companies. The sales and use tax dispute with St. Landry Parish and the City of Opelousas remains open. EVD has accrued management’s best estimate of all sales and use taxes that may be due to the Department, St. Landry Parish or the City of Opelousas as of December 31, 2007.

In October 2005, EVD filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. EVD pursued a claim for damages of approximately $7.3 million against the general contractor to recoup its track reconstruction costs and other related damages and contractual damages it is entitled to as a result of the contractor’s failure to complete Phase II of the project by the contractual substantial completion deadline. The contractor filed a counterclaim for unpaid billings, earned completion bonus and amounts owed for extra work performed totaling $1.6 million which was recorded on the Company's consolidated balance sheet as of December 31, 2007. The contractor also filed a counterclaim for an additional $1.7 million relating to an alleged breach of contract subsequent to December 31, 2007.

In March 2008, EVD and the general contractor agreed to enter into a settlement agreement whereby EVD agreed to pay the general contractor approximately $0.8 million to settle all claims related to the arbitration above.  EVD will record the reduction in the liability in the first quarter of 2008 with a corresponding reduction in property and equipment.

Other than as described above, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On September 25, 2007, DJL entered into a bonded construction contract with Conlon Construction Co. (“Conlon”) for the construction of its new casino.  The construction contract is based on a cost plus fee arrangement and establishes a guaranteed maximum price of approximately $19.3 million for site preparation and certain preliminary construction costs for the project.   DJL has also entered into an agreement with YWS Architects pursuant to which YWS Architects will serve as the casino architect for a fee of approximately $2.9 million.

In connection with obtaining its gaming license, DJW is required to pay under an executory agreement a license fee of $5.0 million due in five annual installments of $1.0 million. DJW paid the first three $1.0 million installments in June 2005, May 2006 and May 2007, respectively, with the remaining installments due each May thereafter through 2009. Also, DJW is required to pay its qualified sponsoring organization, who holds the joint gaming license with DJW, 5.76% of the casino’s adjusted gross receipts on an ongoing basis.  In 2007 and 2006, DJW expensed $4.3 million and $2.8 million, respectively, related to this agreement. The agreement expires on March 31, 2015 but is subject to automatic three year renewal periods.

The Company’s future contractual obligations related to purchase commitments at December 31, 2007, including approximately $35.7 million related to DJL’s remaining minimum obligations to build the new casino under the Development Agreement, approximately $50.0 million related to DJL’s future obligations under the Minimum Assessment Agreement over a period of 30 years and approximately $3.6 million related to DJL’s obligation for capital expenditures under the Development Agreement over 30 years and excluding DJW’s and DJL’s variable payments to their sponsoring organizations, are summarized as follows (in thousands):

2008	$41,377
2009	1,923
2010	2,710
2011	2,055
2012	2,020
Thereafter	47,281
Total	$97,366

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

9. DUBUQUE RACING ASSOCIATION, LTD. CONTRACT

Dubuque Racing Association, Ltd. (“DRA”), a qualified sponsoring organization, holds a joint license with DJL to conduct gambling games under Iowa statutes. The DRA owns Dubuque Greyhound Park (“DGP”), a traditional greyhound racetrack with 1,000 slot machines, 20 table games and amenities including a gift shop, restaurant and clubhouse. During 2005, DJL entered into an amendment to its operating agreement under the joint gambling license (the “Amended Operating Agreement”) with the DRA. The Amended Operating Agreement provides for, among other things, the following:

•	The DRA is authorized to operate up to 1,000 slot machines and up to 20 table games at DGP.

•	Extension of the operating agreement through December 31, 2018.

•
From February 2006 (the date that DGP commenced operation of table games) through August 31, 2006 (the date a competing casino facility opened to the public in Riverside, Iowa),  DRA was contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions. Beginning September 1, 2006 and continuing until the earlier of (i) DJL’s commencement of operations as a barge facility or (ii) December 31, 2008, DRA is contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts above a 7% decline from the base period and subject to a maximum 21% decline and certain payment deferral conditions; and

•
DJL will continue to pay to DRA the sum of $.50 for each patron admitted on the boat through 2008. During 2007, 2006 and 2005, these payments approximated $0.4 million, $0.4 million and $0.5 million, respectively. Commencing January 1, 2009, DJL is obligated pay to the DRA 3% of DJL’s adjusted gross receipts. However, commencing on the date DJL moves its operations to a barge facility, DJL will be required to pay to the DRA 4.5% of DJL’s adjusted gross receipts.

During 2007 and 2006, DJL recorded other revenue of approximately $1.9 million and $1.6 million, respectively, related to this agreement, of which $2.5 million and $1.2 million has been recorded as a long-term receivable and is in included in deposits and other assets on the Company’s balance sheets in 2007 and 2006, respectively.  For the year ended December 31, 2007, $0.3 million is recorded as a short-term receivable on the Company’s balance sheet.

10. TRANSACTIONS WITH RELATED PARTIES

In November 2005, PGP repurchased 35,210 units of its convertible preferred membership interest from an unrelated party for approximately $1.8 million which was funded by a distribution of cash to PGP from the Company.

During 2007, 2006 and 2005, the Company distributed $6.4 million, $2.5 million, and $2.8 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as a board member and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.

During 2007, 2006 and 2005, the Company expensed $0.4 million, $0.2 million and $0.4 million, respectively, as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL. In 2006 and subsequently, PGP assumed PGL’s liability for such amounts which was recorded as a member contribution.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and other non-recurring charges, EVD expensed $0.8 million in affiliate management fees payable to OEDA in 2007, $0.9 million in 2006 and $0.7 million in 2005.

In 2005, DJW entered into a management services agreement with PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges. DJW expensed management fees of $2.2 million, $1.7 million and $0.2 million in 2007, 2006 and 2005, respectively, related to this agreement.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreement, EVD and DJW must each pay the board member a fee equal to 2.5% of EVD’s and DJW’s earnings before interest, taxes, depreciation, amortization and non-recurring charges during the preceding calendar year commencing on January 1, 2004 and April 1, 2006, respectively. Under the consulting agreement, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. EVD expensed $1.0 million, $1.0 million and $0.8 million of affiliate management fees in 2007, 2006 and 2005 related to this agreement.  DJW expensed $0.8 million and $0.7 million of affiliate management fees in 2007 and 2006, respectively, related to this agreement.

At a meeting of the board of managers of PGP held on February 25, 2005, PGP approved grants of profits interests under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) to two executive officers of PGL aggregating 2.50% of the outstanding membership units of PGP on a fully diluted basis. In addition, at a meeting of the board of managers of PGP held on September 12, 2005, PGP approved additional grants under the IUP to the executive officers of PGL aggregating 5% of the outstanding membership units of PGP on a fully diluted basis. The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions. The profits interests awarded under the IUP entitle the holders thereof to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant) and distributions on liquidation (but only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant). Upon any termination of their employment, the respective officers are entitled at their option to cause the Company to redeem all such vested profits interests granted to them for cash at their fair market value at the time of termination of employment. Quarterly, the Company estimates the fair value of the units and compares that value to the value of the units at the date of grant. Any appreciation in the value of the units is expensed based on the percentage of the grant vested. The Company expensed $10.3 million in 2007, $8.5 million in 2006 and $1.2 million in 2005 with respect to these units. In 2006 and subsequently, PGP assumed PGL’s liability under these agreements and recorded $10.3 million and $9.7 million as member contributions in 2007 and 2006, respectively.

11. SEGMENT INFORMATION

The Company is organized around geographical areas and operates three reportable segments: (1) Diamond Jo operations, which comprise the Diamond Jo riverboat casino in Dubuque, Iowa, (2) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by EVD in Louisiana and (3) Diamond Jo Worth operations, which comprise the Diamond Jo Worth casino operations in Northwood, Iowa.

The accounting policies for each segment are the same as those described in Note 2 above. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the years ended (in thousands):

	Net Revenues From External Customers
	2007	2006	2005

Diamond Jo	$40,664	$44,579	$50,107
Evangeline Downs	133,016	135,052	117,583
Diamond Jo Worth	79,513	54,786	1,383
Total	$253,193	$234,417	$169,073

	Segment Operating Earnings(1)
	2007	2006	2005

General Corporate	$(14,417)	$(10,740)	$(3,326)
Diamond Jo	12,575	14,854	16,866
Evangeline Downs	39,832	38,977	31,223
Diamond Jo Worth	31,826	22,597	5
Total Segment Operating Earnings(1)	69,816	65,688	44,768
General Corporate:
Development expense	—	—	(223)
Depreciation and amortization	(44)	(14)	—
Affiliate management fees	(359)	(281)	(418)
Interest income	884	47	—
Diamond Jo:
Depreciation and amortization	(4,448)	(4,176)	(4,136)
Pre-opening expense	(91)	—	—
Development expense	(7,974)	(624)	(147)
(Loss) gain on disposal of assets	579	(58)	(3)
Interest expense, net	(10,181)	(9,349)	(9,744)
Evangeline Downs:
Depreciation and amortization	(8,971)	(13,094)	(12,089)
Pre-opening expense	(70)	(19)	(171)
Development expense	(67)	(109)	(205)
Affiliate management fees	(1,829)	(1,839)	(1,479)
(Loss) gain on disposal of assets	(2,822)	(78)	19
Interest expense, net	(16,668)	(18,341)	(17,833)
Diamond Jo Worth:
Depreciation and amortization	(7,265)	(3,536)	(24)
Pre-opening expense	(214)	(947)	(139)
Development expense	—	(44)	—
Affiliate management fees	(3,030)	(2,396)	(160)
Loss on disposal of assets	(488)	(74)	—
Interest expense, net	(11,912)	(4,428)	(1,400)
Net income (loss)	$(5,154)	$6,328	$(3,384)
_______________
(1)
Segment operating earnings is defined as net income (loss) plus depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets and interest expense (net) less gain on disposal of assets.

	Total Assets
	2007	2006

General Corporate	$12,469	$21,433
Diamond Jo	102,617	88,896
Evangeline Downs	152,762	156,130
Diamond Jo Worth	104,079	87,351
Total	$371,927	$353,810

	Cash Expenditures for Additions to Long-Lived Assets
	2007	2006	2005

General Corporate	$4	$130	$—
Diamond Jo	10,018	1,733	1,754
Evangeline Downs	7,629	6,753	12,231
Diamond Jo Worth	24,743	29,276	19,181
Total	$42,394	$37,892	$33,166

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s investment and debt instruments at December 31, 2007 and 2006 are as follows (in thousands):

	December 31, 2007		December 31, 2006
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Investment available for sale	$12,491	$12,491	$-	$-
8¾% senior secured notes	254,363	252,789	252,450	252,381
11% senior secured notes (and related contingent put option in 2006)	117,120	116,358	95,535	96,500
13% senior secured notes	6,910	6,853	6,910	6,831
Term loan	—	—	4,667	4,667
Notes payable and capital lease obligations	5,137	5,034	8,423	8,189

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2007 Quarters Ended
	March 31	June 30	September 30	December 31	(1)
	(Dollars in Thousands)

Net revenues	$ 58,339	$ 66,990	$ 67,559	$ 60,305
Income from operations	9,345	8,460	10,513	4,405
Net income (loss)	446	(953)	534	(5,181)
_______________

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
	(Dollars in Thousands)

Net revenues	$ 50,729	$ 64,547	$ 62,798	$ 56,343
Income from operations	9,380	10,972	10,980	7,067
Net income (loss)	2,077	2,926	2,501	(1,176)
_______________
(1) Includes $6.3 million non-cash development expense related to the unconditional contribution obligation for the DJL dockside facility and Diamond Jo vessel.

14. CONSOLIDATING FINANCIAL INFORMATION

The Company, DJL and PGC (which has no assets or operations) are co-issuers of the Peninsula Gaming Notes. EVD is a guarantor of the Peninsula Gaming Notes, and the equity of DJL and EVD is pledged as collateral securing obligations under the Peninsula Gaming Notes. In July 2005, in connection with the offering of the DJW Notes, DJW was designated as an “unrestricted subsidiary” under the indenture governing the Peninsula Gaming Notes and the liens on the assets and equity of DJW under the Peninsula Gaming Notes were released. Consolidating financial information of the co-issuers, the guarantor and the non-guarantor is presented on the following pages.

CONSOLIDATING BALANCE SHEETS
(in thousands)

	At December 31, 2007
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor —DJW	Consolidating Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,908	$4,606	$11,834	$13,752		$42,100
Restricted cash-purse settlements			4,902			4,902
Accounts receivable		355	1,932	713		3,000
Receivables from affiliates		1,198		17	$(1,215)
Inventories		218	313	380		911
Prepaid expenses and other assets	23	303	697	352		1,375
Total current assets	11,931	6,680	19,678	15,214	(1,215)	52,288
PROPERTY AND EQUIPMENT, NET	79	25,935	93,804	68,994		188,812
OTHER ASSETS:
Investment in subsidiaries	(70,383)				70,383
Deferred financing costs		12,356	5,099	4,330		21,785
Goodwill		53,083				53,083
Licenses and other intangibles			33,995	3,021		37,016
Deposits and other assets	459	5,761	186	46		6,452
Investment available for sale				12,491		12,491
Total other assets	(69,924)	71,200	39,280	19,888	70,383	130,827
TOTAL	$(57,914)	$103,815	$152,762	$104,096	$69,168	$371,927

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$33	$402	$2,603	$451		$3,489
Construction payable		1,772	2,465	647		4,884
Purse settlement payable			6,723			6,723
Accrued payroll and payroll taxes	1,605	1,309	1,454	1,250		5,618
Accrued interest		1,925	3,182	2,690		7,797
Other accrued expenses	70	1,722	5,460	2,548		9,800
Payable to affiliates			2,516	2,620	$(1,215)	3,921
Current maturity of long-term debt and leases		14	571	2,562		3,147
Total current liabilities	1,708	7,144	24,974	12,768	(1,215)	45,379
LONG-TERM LIABILITIES:
8 ¾% senior secured notes, net of discount		101,671	151,118			252,789
11% senior secured notes, net of discount				116,358		116,358
13% senior secured notes, net of discount			6,853			6,853
Notes and leases payable, net of discount		12	1,166	709		1,887
Other liabilities		6,195		2,088		8,283
Total long-term liabilities		107,878	159,137	119,155		386,170
Total liabilities	1,708	115,022	184,111	131,923	(1,215)	431,549

MEMBER’S DEFICIT	(59,622)	(11,207)	(31,349)	(27,827)	70,383	(59,622)
TOTAL	$(57,914)	$103,815	$152,762	$104,096	$69,168	$371,927

	At December 31, 2006
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor —DJW	Consolidating Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,999	$13,069	$8,889	$13,964		$56,921
Restricted cash-purse settlements			4,619			4,619
Accounts receivable		79	2,885	565		3,529
Receivables from affiliates		1,446			$(1,446)
Inventories		155	312	239		706
Prepaid expenses	18	400	755	283		1,456
Total current assets	21,017	15,149	17,460	15,051	(1,446)	67,231
RESTRICTED CASH — WORTH PROJECT				12,981		12,981
PROPERTY AND EQUIPMENT, NET	119	14,063	98,474	52,098		164,754
OTHER ASSETS:
Investment in subsidiaries	(76,896)				76,896
Deferred financing costs		4,588	6,502	5,134		16,224
Goodwill		53,083				53,083
Licenses and other intangibles			33,498	2,023		35,521
Deposits and other assets	297	3,459	196	64		4,016
Total other assets	(76,599)	61,130	40,196	7,221	76,896	108,844
TOTAL	$(55,463)	$90,342	$156,130	$87,351	$75,450	$353,810

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$19	$783	$4,039	$542		$5,383
Construction payable		307	2,118	3,106		5,531
Purse settlement payable			6,265			6,265
Accrued payroll and payroll taxes	999	1,159	1,537	880		4,575
Accrued interest		1,915	3,310	2,212		7,437
Other accrued expenses	20	1,936	5,337	1,733		9,026
Payable to affiliates			2,022	1,908	$(1,446)	2,484
Current maturity of long-term debt and leases		1,124	5,728	1,793		8,645
Total current liabilities	1,038	7,224	30,356	12,174	(1,446)	49,346
LONG-TERM LIABILITIES:
8 ¾% senior secured notes, net of discount		101,507	150,874			252,381
11% senior secured notes, net of discount				96,500		96,500
13% senior secured notes, net of discount			6,831			6,831
Term loan			667			667
Notes and leases payable, net of discount		38	1,735	1,771		3,544
Other liabilities		150		892		1,042
Total long-term liabilities		101,695	160,107	99,163		360,965
Total liabilities	1,038	108,919	190,463	111,337	(1,446)	410,311

MEMBER’S DEFICIT	(56,501)	(18,577)	(34,333)	(23,986)	76,896	(56,501)
TOTAL	$(55,463)	$90,342	$156,130	$87,351	$75,450	$353,810

CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31, 2007
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor — DJW	Consolidating Adjustments	Consolidated

REVENUES:
Casino		$40,589	$107,467	$74,091		$222,147
Racing			19,146			19,146
Video Poker			4,533			4,533
Food and beverage		2,425	10,218	3,158		15,801
Affiliate management fee income		2,514			$(2,514)
Other		2,373	1,527	7,601		11,501
Less promotional allowances		(4,723)	(9,875)	(5,337)		(19,935)
Total net revenues		43,178	133,016	79,513	(2,514)	253,193

EXPENSES:
Casino		18,055	50,409	25,925		94,389
Racing			15,959			15,959
Video Poker			3,751			3,751
Food and beverage		2,370	7,475	2,583		12,428
Other		25	273	6,782		7,080
Selling, general and administrative	$4,143	7,639	15,317	12,397	10,274	49,770
Depreciation and amortization	44	4,448	8,971	7,265		20,728
Pre-opening expense		91	70	214		375
Development costs		7,974	67			8,041
Affiliate management fees	359		4,343	3,030	(2,514)	5,218
(Gain) loss on disposal of assets		(579)	2,822	488		2,731
Corporate expense allocation		3,505	3,395	3,374	(10,274)
Total expenses	4,546	43,528	112,852	62,058	(2,514)	220,470

INCOME (LOSS) FROM OPERATIONS	(4,546)	(350)	20,164	17,455		32,723

OTHER INCOME (EXPENSE):
Interest income	884	378	305	1,061		2,628
Interest expense, net of amounts capitalized		(10,559)	(16,973)	(12,973)		(40,505)
Loss from equity investment in subsidiaries	(1,492)				1,492
Total other expense	(608)	(10,181)	(16,668)	(11,912)	1,492	(37,877)

NET INCOME (LOSS)	$(5,154)	$(10,531)	$3,496	$5,543	$1,492	$(5,154)

	Year Ended December 31, 2006
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor — DJW	Consolidating Adjustments	Consolidated

REVENUES:
Casino		$44,784	$106,558	$49,392		$200,734
Racing			22,146			22,146
Video Poker			3,715			3,715
Food and beverage		2,642	10,803	1,870		15,315
Affiliate management fee income		2,593			$(2,593)
Other		1,948	1,308	6,831		10,087
Less promotional allowances		(4,795)	(9,478)	(3,307)		(17,580)
Total net revenues		47,172	135,052	54,786	(2,593)	234,417

EXPENSES:
Casino		18,844	50,133	15,994		84,971
Racing			18,579			18,579
Video Poker			2,949			2,949
Food and beverage		2,455	7,563	1,683		11,701
Other		39	295	6,271		6,605
Selling, general and administrative	$2,983	8,387	16,556	8,241	7,757	43,924
Depreciation and amortization	14	4,176	13,094	3,536		20,820
Pre-opening expense			19	947		966
Development costs		624	109	44		777
Affiliate management fees	281		4,432	2,396	(2,593)	4,516
Loss on disposal of assets		58	78	74		210
Corporate expense allocation		2,879	2,439	2,439	(7,757)
Total expenses	3,278	37,462	116,246	41,625	(2,593)	196,018

INCOME (LOSS) FROM OPERATIONS	(3,278)	9,710	18,806	13,161		38,399

OTHER INCOME (EXPENSE):
Interest income	47	61	126	721		955
Interest expense, net of amounts capitalized		(9,125)	(18,467)	(5,149)		(32,741)
Interest expense — preferred member interest		(285)				(285)
Gain from equity investment in subsidiaries	9,559				(9,559)
Total other expense	9,606	(9,349)	(18,341)	(4,428)	(9,559)	(32,071)

NET INCOME	$6,328	$361	$465	$8,733	$(9,559)	$6,328

	Year Ended December 31, 2005
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor — DJW	Consolidating Adjustments	Consolidated

REVENUES:
Casino		$51,536	$95,254			$146,790
Racing			17,578			17,578
Video Poker			2,339			2,339
Food and beverage		2,720	10,791			13,511
Affiliate management fee income		2,097			$(2,097)
Other		310	1,017	$1,383		2,710
Less promotional allowances		(4,459)	(9,396)			(13,855)
Total net revenues		52,204	117,583	1,383	(2,097)	169,073

EXPENSES:
Casino		21,108	46,072			67,180
Racing			15,335			15,335
Video Poker			1,767			1,767
Food and beverage		2,517	7,332			9,849
Other		37	305	1,378		1,720
Selling, general and administrative	$1,420	9,579	15,549		1,906	28,454
Depreciation and amortization		4,136	12,090	23		16,249
Pre-opening expense			171	139		310
Development costs	223	147	205			575
Affiliate management fees	418		3,576	160	(2,097)	2,057
Loss (gain) on disposal of assets		3	(19)			(16)
Corporate expense allocation		1,034	872		(1,906)
Total expenses	2,061	38,561	103,255	1,700	(2,097)	143,480

INCOME (LOSS) FROM OPERATIONS	(2,061)	13,643	14,328	(317)		25,593

OTHER INCOME (EXPENSE):
Interest income		23	70	423		516
Interest expense, net of amounts capitalized		(9,406)	(17,904)	(1,823)		(29,133)
Interest expense — preferred member interest		(360)				(360)
Loss from equity investment in subsidiaries	(1,323)				1,323
Total other expense	(1,323)	(9,743)	(17,834)	(1,400)	1,323	(28,977)

NET INCOME (LOSS)	$(3,384)	$3,900	$(3,506)	$(1,717)	$1,323	$(3,384)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2007
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor — DJW	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,154)	$(10,531)	$3,496	$5,543	$1,492	$(5,154)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	44	4,448	8,971	7,265		20,728
Non-cash interest		1,444	1,813	1,057		4,314
Non-cash equity based and other compensation	10,655					10,655
Corporate expense allocation	(10,274)	3,505	3,395	3,374
(Gain) loss on disposal of assets		(579)	2,822	488		2,731
Non-cash charitable contributions		6,250				6,250
Income from equity investment in subsidiaries	1,492				(1,492)
Changes in operating assets and liabilities:
Restricted cash — purse settlements			(283)			(283)
Receivables		(276)	953	(148)		529
Receivables from affiliates		248		(17)	(231)
Inventories		(63)	(1)	(141)		(205)
Prepaid expenses and other assets	(10)	(1,170)	68	(51)		(1,163)
Accounts payable	14	(644)	(583)	(30)		(1,243)
Accrued expenses	656	686	(66)	2,427		3,703
Payable to affiliates			494	712	231	1,437
Net cash flows from operating activities	(2,577)	3,318	21,079	20,479		42,299
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(157)					(157)
Business acquisition and licensing costs			(497)	(1,000)		(1,497)
Proceeds from restricted cash				12,981		12,981
Payment to long-term deposit		(6,350)				(6,350)
Purchase of investment available for sale				(14,659)		(14,659)
Construction project development costs		(9,193)	(3,639)	(21,586)		(34,418)
Purchase of property and equipment	(4)	(825)	(3,493)	(2,157)		(6,479)
Proceeds from sale of property and equipment		24				24
Net cash flows from investing activities	(161)	(16,344)	(7,629)	(26,421)		(50,555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(341)	(205)	(8,577)		(9,123)
Principal payments on debt		(1,126)	(6,393)	(6,154)		(13,673)
Proceeds from senior secured notes				22,655		22,655
Member distributions	(6,353)	6,030	(3,907)	(2,194)		(6,424)
Net cash flows from financing activities	(6,353)	4,563	(10,505)	5,730		(6,565)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,091)	(8,463)	2,945	(212)		(14,821)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,999	13,069	8,889	13,964		56,921
CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,908	$4,606	$11,834	$13,752		$42,100

	Year Ended December 31, 2006
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor — DJW	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,328	$ 361	$ 465	$ 8,733	$ (9,559)	$ 6,328
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14	4,176	13,094	3,536		20,820
Non-cash interest expense		1,146	1,735	670		3,551
Non-cash equity based and other compensation	8,766					8,766
Corporate expense allocation	(7,757)	2,879	2,439	2,439
Loss on disposal of assets		58	78	74		210
Income from equity investment in subsidiaries	(9,559)				9,559
Changes in operating assets and liabilities:
Restricted cash — purse settlements			500			500
Receivables	(1)	89	(390)	(427)		(729)
Receivables from affiliates		5,205			(5,205)
Inventories		(41)	(54)	(118)		(213)
Prepaid expenses and other assets	11	(2,238)	(200)	(194)		(2,621)
Accounts payable	5	(5)	(978)	309		(669)
Accrued expenses	460	170	(793)	4,228		4,065
Payable to affiliates			(5,136)	1,744	5,205	1,813
Net cash flows from operating activities	(1,733)	11,800	10,760	20,994		41,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(283)					(283)
Business acquisition and licensing costs			(495)	(1,025)		(1,520)
Proceeds from restricted cash				6,148		6,148
Construction project development costs				(23,893)	246	(23,647)
Purchase of property and equipment	(130)	(1,733)	(6,258)	(4,604)		(12,725)
Proceeds from sale of property and equipment		271	22		(246)	47
Net cash flows from investing activities	(413)	(1,462)	(6,731)	(23,374)		(31,980)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(806)	(428)	(3,159)		(4,393)
Principal payments on debt		(1,309)	(5,930)	(2,052)		(9,291)
Redemption of preferred member’s interest		(4,000)				(4,000)
Proceeds from senior secured notes		14,520	7,260	56,500		78,280
Proceeds from senior credit facilities		11,100	17,200	1,385		29,685
Payments on senior credit facilities		(17,800)	(34,300)	(1,385)		(53,485)
Member distributions	23,197	(2,227)	12,047	(35,511)		(2,494)
Net cash flows from financing activities	23,197	(522)	(4,151)	15,778		34,302

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,051	9,816	(122)	13,398		44,143
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(52)	3,253	9,011	566		12,778
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 20,999	$ 13,069	$ 8,889	$ 13,964	$	$ 56,921

	Year Ended December 31, 2005
	Parent Co-Issuer —PGL	Subsidiary Co-Issuer —DJL	Subsidiary Guarantor —EVD	Subsidiary Non-Guarantor —DJW	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (3,384)	$ 3,900	$ (3,506)	$ (1,717)	$ 1,323	$ (3,384)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		4,136	12,090	23		16,249
Non-cash interest expense		1,147	1,817	176		3,140
Non-cash equity based and other compensation	1,208					1,208
Corporate expense allocation	(1,906)	1,034	872
Loss (gain) on disposal of assets		3	(19)			(16)
Loss from equity investment in subsidiaries	1,323				(1,323)
Changes in operating assets and liabilities:
Restricted cash-purse settlements			(1,448)			(1,448)
Receivables		(87)	(1,573)	(138)		(1,798)
Receivables from affiliates		627			(627)
Inventories		(8)	(121)	(121)		(250)
Prepaid expenses and other assets	(40)	(194)	536	(153)		149
Accounts payable	(25)	(24)	2,697	143		2,791
Accrued expenses	210	(30)	2,873	965		4,018
Payable to affiliates	298		(221)	164	627	868
Net cash flows from operating activities	(2,316)	10,504	13,997	(658)		21,527
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition and licensing costs			(441)	(1,000)		(1,441)
Deposits to restricted cash				(19,129)		(19,129)
Construction project development costs			(7,768)	(18,181)		(25,949)
Purchase of property and equipment		(1,754)	(4,022)			(5,776)
Proceeds from sale of property and equipment		96	53	4		153
Net cash flows from investing activities		(1,658)	(12,178)	(38,306)		(52,142)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(368)	(375)	(2,540)		(3,283)
Principal payments on debt		(1,423)	(7,693)			(9,116)
Proceeds from senior secured notes				40,000		40,000
Proceeds from senior credit facilities		8,500	13,333	1,200		23,033
Payments on senior credit facilities		(9,118)	(4,003)			(13,121)
Member distributions	2,265	(6,618)	(1,141)	870		(4,624)
Net cash flows from financing activities	2,265	(9,027)	121	39,530		32,889

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51)	(181)	1,940	566		2,274
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(1)	3,434	7,071			10,504
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ (52)	$ 3,253	$ 9,011	$ 566	$	$ 12,778

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

PENINSULA GAMING, LLC
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year

Year ended December 31, 2007:
Allowance for doubtful accounts	$39	$65	$(72)	$32
Year ended December 31, 2006:
Allowance for doubtful accounts	$73	$145	$(179)	$39
Year ended December 31, 2005:
Allowance for doubtful accounts	$47	$136	$(110)	$73
_________________
(1)           Amounts written off.

S-1