Form 10-Q
period 2008-03-31
Peninsula Gaming, LLC
filed 2008-05-14
CIK 1299109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

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

PENINSULA GAMING, LLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,685	$42,100
Restricted cash—purse settlements	10,191	4,902
Accounts receivable, less allowance for doubtful accounts of $27 and $32, respectively	3,134	3,000
Receivable from affiliates	189	-
Inventories	977	911
Prepaid expenses and other assets	1,486	1,375
Total current assets	63,662	52,288

PROPERTY AND EQUIPMENT, NET	201,449	188,812
OTHER ASSETS:
Deferred financing costs, net of amortization of $11,342 and $10,325, respectively	20,830	21,785
Goodwill	53,083	53,083
Licenses and other intangibles	37,145	37,016
Deposits and other assets	5,240	6,452
Investment available for sale	12,527	12,491
Total other assets	128,825	130,827
TOTAL	$393,936	$371,927

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,511	$3,489
Construction payable	9,206	4,884
Purse settlement payable	12,006	6,723
Accrued payroll and payroll taxes	4,532	5,618
Accrued interest	16,354	7,797
Other accrued expenses	9,880	9,800
Payable to affiliates	3,253	3,921
Current maturities of long-term debt and leases	4,092	3,147
Total current liabilities	63,834	45,379

LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	252,898	252,789
11% senior secured notes, net of discount	115,039	116,358
13% senior secured notes, net of discount	6,858	6,853
Notes and leases payable, net of discount	1,389	1,887
Obligation under Minimum Assessment Agreement	1,699	-
Other liabilities	8,089	8,283
Total long-term liabilities	385,972	386,170
Total liabilities	449,806	431,549

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(62,672)	(66,424)
Accumulated other comprehensive loss	(2,198)	(2,198)
Total member’s deficit	(55,870)	(59,622)
TOTAL	$393,936	$371,927
See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
REVENUES:
Casino	$56,420	$52,864
Racing	3,317	3,462
Video poker	1,558	1,137
Food and beverage	3,756	3,419
Other	2,692	2,363
Less promotional allowances	(4,666)	(4,906)
Total net revenues	63,077	58,339

EXPENSES:
Casino	24,180	22,339
Racing	2,909	2,917
Video poker	1,126	829
Food and beverage	2,897	2,724
Other	1,422	1,251
Selling, general and administrative	11,994	11,021
Depreciation and amortization	4,863	4,949
Pre-opening expense	96	83
Development expense	39	1,645
Affiliate management fees	1,370	1,155
Loss on disposal of assets	103	81
Total expenses	50,999	48,994

INCOME FROM OPERATIONS	12,078	9,345

OTHER INCOME (EXPENSE):
Interest income	744	723
Interest expense, net of amounts capitalized	(10,264)	(9,622)
Total other expense	(9,520)	(8,899)

NET INCOME	$2,558	$446

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,558	$446
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,863	4,949
Non-cash interest	1,262	1,125
Non-cash equity based and other compensation	2,035	1,602
Loss on disposal of assets	103	81
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(5,289)	(4,663)
Receivables	654	1,089
Inventories	(66)	(82)
Prepaid expenses and other assets	(664)	(696)
Accounts payable	5,538	4,769
Accrued expenses	7,189	9,432
Payable/receivable - affiliates	(837)	196
Net cash flows from operating activities	17,346	18,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(78)	(79)
Proceeds from restricted cash	-	7,722
Business acquisition and licensing costs	(130)	(126)
Construction project development costs	(7,371)	(7,772)
Purchase of property and equipment	(2,284)	(4,037)
Proceeds from sale of property and equipment	-	22
Net cash flows from investing activities	(9,863)	(4,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(137)	(367)
Principal payments on debt	(920)	(2,448)
Member distributions	(841)	(468)
Net cash flows from financing activities	(1,898)	(3,283)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,585	10,695

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,100	56,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,685	$67,616

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$720	$851

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property additions acquired, but not paid	$7,920	$6,389
Property and equipment acquired in exchange for long-term deposit	1,213	-
Property and equipment acquired in exchange for obligation under Minimum Assessment Agreement	1,417	-
Minimum Assessment Agreement obligation reclassified from deposit	117	-
Property and equipment purchased in exchange for indebtedness	-	2,819
Deferred financing costs incurred, but not paid	63	10

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company organized in 1999, is a holding company with no independent operations whose primary assets are cash and its equity interests in its wholly owned subsidiaries. PGL’s subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), which owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), which owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; (iii) Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”), and (iv) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations formed solely to facilitate the offering of the Company’s 8 3/4% senior secured notes due 2012 (the “Peninsula Gaming Notes”) in March 2004. DJWH is a holding company with no independent operations whose sole assets are its equity interests in its wholly owned subsidiaries. DJWH’s subsidiaries consist of: (i) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), which owns and operates the Diamond Jo casino in Worth County, Iowa and (ii) DJW Corp. (“DJWC”), a Delaware corporation with no assets or operations formed solely to facilitate the offering by DJW of its 11% senior secured notes due 2012 (the “DJW Notes”). The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).

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

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.

2. Summary of Significant Accounting Policies

Investment—In October 2007, DJW purchased approximately $23 million principal amount of 7.5 % Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”).  This investment is the Company’s only investment, is classified as available-for-sale, and is recorded at fair value.  The fair value of the investment at each of March 31, 2008 and December 31, 2007 was approximately $12.5 million.  The estimate of the fair value of the investment is based on current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

Development expense—Costs associated with new business opportunities are expensed as incurred unless the cost is capitalizable and management believes it is probable the project will be completed.  For the three months ended March 31, 2007, the Company incurred development expenses associated with the development of DJL’s proposed new casino.  During the quarter ended March 31, 2007, DJL expensed $1.4 million as development expense associated with its charitable obligations under the Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006 (“Historical Society Agreement”) between DJL and the Dubuque County Historical Society (“Historical Society”) and $0.2 million of other development cost associated with the proposed project.

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

Recently Issued Accounting Standards—In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the balance sheet and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit-risk. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161’s disclosure requirements on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. SFAS 141R applies to the Company prospectively for business combinations occurring on or after January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations, but the effect will be dependent upon any potential future acquisition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure certain eligible financial assets and financial liabilities at fair value (the fair value option). SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. As of January 1, 2008 the Company chose not to elect the fair value option for any eligible financial assets or liabilities existing at that date. The Company will consider whether to elect the fair value option for new eligible financial assets or liabilities entered into in the future on an instrument by instrument basis.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this standard applies prospectively to fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the standard will also apply to all other fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008, as required, for financial instruments and recurring fair value measurements of non-financial assets and liabilities. See Note 5 for additional information on fair value measurements and disclosures.

3. Property and Equipment

Property and equipment at March 31, 2008 and December 31, 2007 is summarized as follows (in thousands):

	March 31, 2008	December 31, 2007
Land and land improvements	$18,171	$18,170
Buildings and improvements	138,543	137,669
Riverboat and improvements	8,442	8,442
Furniture, fixtures and equipment	67,091	65,077
Computer equipment	8,873	8,842
Vehicles	379	379
Construction in progress	32,488	18,188
Subtotal	273,987	256,767
Accumulated depreciation	(72,538)	(67,955)
Property and equipment, net	$201,449	$188,812

Depreciation and amortization expense during each of the three months ended March 31, 2008 and 2007 was $4.9 million.

The Company capitalizes interest costs associated with debt incurred in connection with significant construction projects. The amount capitalized during the three months ended March 31, 2008 and 2007 was $0.3 million and $0.4 million, respectively.

In connection with DJL’s proposed casino development, DJL began accelerating depreciation on long-lived assets with a net book value of approximately $4.5 million that will either be contributed to the Historical Society or will not be utilized at its new casino facility.  Accelerated depreciation on these assets began during the fourth quarter of 2006 and DJL will continue to depreciate the remaining net book value of those assets, less their estimated fair market value at the date of contribution or estimated net realizable value, through the period that DJL estimates commencing operations at the new facility.  Depreciation expense for the quarters ended March 31, 2008 and 2007 increased by approximately $0.3 million and $0.2 million, respectively, as a result of accelerated depreciation on these assets.

4. Debt

Long-term debt consists of the following (in thousands):

	March 31, 2008	December 31, 2007
8 3/4% senior secured notes due April 15, 2012, net of discount of $2,102 and $2,211, respectively, secured by substantially all of the assets of PGL, DJL and EVD and the equity of DJL and EVD	$252,898	$252,789

11% senior secured notes of DJW due April 15, 2012, net of discount of $714 and $762, respectively, secured by substantially all of the assets of DJW and a pledge of equity of DJW and DJWC	116,406	116,358

13% senior notes of EVD due March 1, 2010 with contingent interest, net of discount of $52 and $57, respectively	6,858	6,853

$65,000 revolving line of credit under a loan and security agreement of DJL and EVD with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 0.25% with a floor of 4.0% (current rate of 5.5% at March 31, 2008), maturing June 30, 2008, secured by substantially all of the assets of DJL and EVD	—	—

$5,000 revolving line of credit under a loan and security agreement of DJW, interest rate at prime less a margin of 1.0% with a floor of 5.0% (current rate of 5.0% at March 31, 2008), maturing March 1, 2010, secured by substantially all of the assets of DJW and guaranteed by the Company’s Chief Executive Officer	—	—

Notes payable and capital lease obligations, net of discount of $49 and $103, respectively, interest rate at 7 1/4% - 8 3/4%, due 2008 - 2011	4,114	5,034
Total debt	380,276	381,034
Less current portion	(4,092)	(3,147)
Total long term debt	$376,184	$377,887

On August 31, 2006, DJW entered into the First Supplemental Indenture to the Indenture, dated as of July 19, 2005, requiring among other things, DJW to offer to buy back a portion of DJW’s 11% senior secured notes due 2012 (“DJW Notes”) on a semi-annual basis at a premium of 7.5%, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein)

(“Excess Cash Flow Amount”).  The Excess Cash Flow Amount for the six month period ended March 31, 2008 was $1.5 million which includes $1.4 million in principal, which is included in current maturities of long-term debt and leases in the Company’s balance sheet, and $0.1 million in related premiums. DJW intends to make an offer to repurchase a portion of the DJW Notes in an amount equal to the Excess Cash Flow Amount in accordance with the terms of the governing indenture.

As of March 31, 2008, the Company had no outstanding advances under its $65.0 million senior secured credit facility (“PGL Credit Facility”). As of March 31, 2008, DJW had no outstanding advances under its $5.0 million senior secured credit facility (“DJW Credit Facility”). In addition, as of March 31, 2008, the Company had outstanding letters of credit under the PGL Credit Facility and the DJW Credit Facility of approximately $0.9 and $0.7 million, respectively, resulting in available borrowings thereunder of $64.1 and $4.3 million, respectively.

The Company’s 8 ¾% senior secured notes due 2012 (“Peninsula Gaming Notes”), the DJW Notes, the PGL Credit Facility and the DJW Credit Facility each contain various restrictive covenants, all with which the Company was in compliance with as of March 31, 2008.

5. Fair Value Measurements

The Company adopted SFAS 157 on January 1, 2008. Under generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and SFAS 157 defines fair value and details the disclosures that are required for items measured at fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

The Company has two financial instruments that must be measured at fair value in the financial statements under the new fair value standard: (i) an available for sale investment and (ii) a derivative. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels.  The three levels are as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

Level 2-Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3-Unobservable inputs that reflect the Company’s estimate about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2008, which are classified as “Investment available for sale” and “Other long-term liabilities/Other accrued liabilities (short-term portion)” (in thousands):

		Fair Value Measurements at March 31, 2008 Using
	Total Carrying Value at March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment available for sale	$12,527	$-	$-	$12,527
Derivative liability	(1,199)	-	-	(1,199)

The following table summarizes the changes in fair value of our Level 3 assets and liabilities (in thousands):
	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Investment available for sale	Derivative liability
Balance at beginning of the year	$12,491	$(1,252)
Total gains (losses) (realized or unrealized):
Included in earnings	36	53
Included in other comprehensive income	-	-
Transfers in or out of Level 3	-	-
Purchases, sales, issuances and settlements	-	-
Ending balance at March 31, 2008	$12,527	$(1,199)

Gains (losses) for the 2008 first quarter included in earnings attributable	Included in interest income	Included in interest expense
to the change in unrealized gains or losses relating to assets/liabilities still
held at the reporting date	$36	$53

DJW holds an investment in a single municipal bond issuance that is classified as available for sale and is recorded at fair value.  DJW is the only holder of this instrument and there is no quoted market price for this instrument.  The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and, due to the unique nature of the bond, estimates from two brokers of what market participants would use in pricing the bond.  Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the member’s deficit section of the Company’s balance sheet.  The discount associated with this investment is netted with the investment on the balance sheet and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the statement of operations.

Under the indenture governing the DJW Notes, DJW must offer to buy back a portion of the DJW Notes on a semi-annual basis with 50% of Excess Cash Flow (as defined therein) at a premium of 7.5%. Such obligation was determined to be an embedded derivative and was fair valued and separated from the DJW Notes at date of issuance since it was not clearly and closely related to the DJW notes.  The fair value of the put option was determined to be the present value of the estimated premium payments through the maturity of the DJW Notes. The estimated premium payments are calculated using estimated future cash flows developed by the Company to estimate the portion of the DJW Notes that would be subject to the contingent put option, yields of comparable financial instruments, the remaining date to maturity of the DJW Notes and based on discussions with the holders of the notes as to whether the contingent put option would be elected by the noteholders. The fair value of the put option is revalued at the end of each reporting period with a corresponding charge (benefit) to interest expense.

6. Commitments and Contingencies

Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to certain exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as sole manager of the Company and as members of PGP, respectively.

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

On February 20, 2008, EVD and the Department entered into a Settlement Agreement (the “Settlement Agreement”) which settled certain tax disputes between EVD and the Department arising out of audits conducted by the Department of the taxable years ended December 31, 2002, 2003 and 2004.  The Department and EVD also reached an agreement regarding the payment of additional sales tax by EVD for tax years beginning on or after January 2005.  The sales and use tax dispute with St. Landry Parish and the City of Opelousas remains open. EVD has accrued management’s best estimate of all sales and use taxes that may be due to the Department, St. Landry Parish or the City of Opelousas as of March 31, 2008.

In October 2005, EVD filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. In March 2008, EVD and the general contractor agreed in principal to a settlement agreement whereby EVD agreed to pay the general contractor approximately $0.8 million to settle all claims related to the arbitration.  The formal agreement is expected to be executed in the second quarter of 2008, at which time EVD will record a reduction in the $1.6 million liability for unpaid billings from the contractor recorded on the Company’s consolidated balance sheet as of March 31, 2008 with a corresponding reduction in property and equipment.

Other than as described above, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On September 25, 2007, DJL entered into a bonded construction contract with Conlon Construction Company (“Conlon”) for the construction of its new casino.  The construction contract is based on a cost plus fee arrangement and establishes a guaranteed maximum price of approximately $19.3 million for site preparation and certain preliminary construction costs for the Diamond Jo casino in Dubuque, Iowa.   On April 19, 2008, DJL entered into a change order with Conlon providing for, among other things, an increase in the guaranteed maximum price of the construction contract to approximately $60.9 million for the site preparation and construction costs for the project. Total estimated cost of the project is estimated to be approximately $83.3 million.

7. Related Party Transactions

During the three months ended March 31, 2008 and 2007, the Company recorded distributions of $0.8 million and $0.5 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP’s development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as a board member and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.

During each of the three months ended March 31, 2008 and 2007, the Company expensed $0.1 million as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.2 million in affiliate management fees payable to OEDA during each of the three months ended March 31, 2008 and 2007.

In accordance with a management services agreement between DJW and PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, DJW expensed management fees of $0.6 million and $0.4 million during the three months ended March 31, 2008 and 2007, respectively.

EVD and PGP are parties to separate consulting agreements with a board member of PGP. Under the consulting agreements, EVD and DJW must each pay the board member a fee equal to 2.5% of EVD’s and DJW’s earnings before interest, taxes, depreciation, amortization and non-recurring charges during the preceding calendar year. Under the consulting agreements, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. EVD expensed $0.3 million of affiliate management fees during each of the three months ended March 31, 2008 and 2007 related to its consulting agreement. DJW expensed $0.2 million of affiliate management fees during each of the three months ended March 31, 2008 and 2007 related to this agreement.

On a quarterly basis, the Company estimates the fair value of all incentive units granted under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) that have a put option and compares that value to the value of such incentive units at the date of grant. Any appreciation in the value of the incentive units is expensed based on the percentage of the grant vested. The Company expensed $1.9 million and $1.5 million during the three months ended March 31, 2008 and 2007, respectively, with respect to these incentive units. As of March 31, 2008, there was approximately $5.5 million of compensation expense related to nonvested awards which has not been recognized in the consolidated statement of operations. Based on the intrinsic value at March 31, 2008, approximately $1.9 million of the unrecognized value of awards is scheduled to vest over the next six months unless vested earlier pursuant to the terms of the awards.  The remaining $3.6 million is scheduled to vest upon a change in control of the Company.

8. Segment Information

The Company is organized around geographical areas and operates three reportable segments: (1) Diamond Jo Dubuque operations, which comprise the Diamond Jo casino operations in Dubuque, Iowa, (2) Diamond Jo Worth operations, which comprise the Diamond Jo Worth casino operations in Worth County, Iowa, and (3) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by EVD in Louisiana.

The accounting policies for each segment are the same as those described in Note 2 above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the three months ended March 31, 2008 and 2007 (in thousands):

	Net Revenues From External Customers Three Months Ended March 31,
	2008	2007
Diamond Jo Dubuque	$9,625	$10,070
Diamond Jo Worth	20,159	16,233
Evangeline Downs	33,293	32,036
Total	$63,077	$58,339

	Segment Operating Earnings Three Months Ended March 31, (1)
	2008	2007
General corporate	$(2,981)	$(2,275)
Diamond Jo Dubuque	2,848	2,984
Diamond Jo Worth	7,784	6,562
Evangeline Downs	10,898	9,987
Total Segment Operating Earnings (1)	18,549	17,258
General corporate:
Depreciation and amortization	(12)	(11)
Affiliate management fees	(85)	(78)
Interest income	64	251
Diamond Jo Dubuque:
Depreciation and amortization	(795)	(1,179)
Pre-opening expense	(55)	-
Development expense	(8)	(1,633)
Gain (loss) on disposal of assets	7	(61)
Interest expense, net	(2,518)	(2,512)
Diamond Jo Worth:
Depreciation and amortization	(2,128)	(1,288)
Pre-opening expense	(32)	(59)
Affiliate management fees	(782)	(621)
Loss on disposal of assets	(27)	-
Interest expense, net	(2,959)	(2,507)
Evangeline Downs:
Depreciation and amortization	(1,928)	(2,471)
Pre-opening expense	(9)	(24)
Development expense	(31)	(12)
Affiliate management fees	(503)	(456)
Loss on disposal of assets	(83)	(20)
Interest expense, net	(4,107)	(4,131)
Net income	$2,558	$446

(1)
Segment operating earnings is defined as net income plus depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, and interest expense, net, less gain on disposal of assets.

	Total Assets
	March 31, 2008	December 31, 2007

General corporate	$6,599	$12,469
Diamond Jo Dubuque	115,396	102,617
Diamond Jo Worth	106,392	104,079
Evangeline Downs	165,549	152,762
Total	$393,936	$371,927

	Cash Expenditures for Additions to Long-Lived Assets
	March 31, 2008	March 31, 2007

General corporate	$7	$4
Diamond Jo Dubuque	6,666	761
Diamond Jo Worth	667	8,691
Evangeline Downs	2,445	2,479
Total	$9,785	$11,935

9.     Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s investment and debt instruments at March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008		December 31, 2007
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Investment available for sale	$12,527	$12,527	$12,491	$12,491
8 3/4% senior secured notes	221,850	252,898	254,363	252,789
11% senior secured notes	117,120	116,406	117,120	116,358
13% senior secured notes	6,910	6,858	6,910	6,853
Notes payable and capital lease obligations	4,163	4,114	5,137	5,034
Derivative liability	1,199	1,199	1,252	1,252

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and, for the investment available for sale, on estimates from two brokers of what market participants would use to price the investment.

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

CONSOLIDATING BALANCE SHEETS

	At March 31, 2008
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,975	$5,384	$18,897	$17,429		$47,685
Restricted cash-purse settlements			10,191			10,191
Accounts receivable		1,078	882	1,174		3,134
Receivables from affiliates		1,785	92	106	$(1,794)	189
Inventories		193	360	424		977
Prepaid expenses and other assets	14	312	787	373		1,486
Total current assets	5,989	8,752	31,209	19,506	(1,794)	63,662
PROPERTY AND EQUIPMENT, NET	74	38,824	95,317	67,234		201,449
OTHER ASSETS:
Investment in subsidiaries	(61,352)				61,352
Deferred financing costs		12,058	4,697	4,075		20,830
Goodwill		53,083				53,083
Licenses and other intangibles			34,125	3,020		37,145
Deposits and other assets	536	4,464	201	39		5,240
Investment available for sale				12,527		12,527
Total other assets	(60,816)	69,605	39,023	19,661	61,352	128,825
TOTAL	$(54,753)	$117,181	$165,549	$106,401	$59,558	$393,936

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$28	$618	$3,365	$500		$4,511
Construction payable		6,009	2,817	380		9,206
Purse settlement payable			12,006			12,006
Accrued payroll and payroll taxes	1,055	1,102	1,318	1,057		4,532
Accrued interest		4,165	6,278	5,911		16,354
Other accrued expenses	34	1,642	5,617	2,587		9,880
Payable to affiliates			2,990	2,057	$(1,794)	3,253
Current maturities of long-term debt and leases		14	571	3,507		4,092
Total current liabilities	1,117	13,550	34,962	15,999	(1,794)	63,834
LONG-TERM LIABILITIES
8 ¾% senior secured notes, net of discount		101,715	151,183			252,898
11% senior secured notes, net of discount				115,039		115,039
13% senior secured notes, net of discount			6,858			6,858
Notes and leases payable, net of discount		8	1,161	220		1,389
Obligation under Minimum Assessment Agreement		1,699				1,699
Other liabilities		6,159		1,930		8,089
Total long-term liabilities		109,581	159,202	117,189		385,972
Total liabilities	1,117	123,131	194,164	133,188	(1,794)	449,806

MEMBER’S DEFICIT	(55,870)	(5,950)	(28,615)	(26,787)	61,352	(55,870)
TOTAL	$(54,753)	$117,181	$165,549	$106,401	$59,558	$393,936

	At December 31, 2007
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor —DJW	Consolidating Adjustments	Consolidated
(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,908	$4,606	$11,834	$13,752		$42,100
Restricted cash-purse settlements			4,902			4,902
Accounts receivable		355	1,932	713		3,000
Receivables from affiliates		1,198		17	$(1,215)
Inventories		218	313	380		911
Prepaid expenses and other assets	23	303	697	352		1,375
Total current assets	11,931	6,680	19,678	15,214	(1,215)	52,288
PROPERTY AND EQUIPMENT, NET	79	25,935	93,804	68,994		188,812
OTHER ASSETS:
Investment in subsidiaries	(70,383)				70,383
Deferred financing costs		12,356	5,099	4,330		21,785
Goodwill		53,083				53,083
Licenses and other intangibles			33,995	3,021		37,016
Deposits and other assets	459	5,761	186	46		6,452
Investment available for sale				12,491		12,491
Total other assets	(69,924)	71,200	39,280	19,888	70,383	130,827
TOTAL	$(57,914)	$103,815	$152,762	$104,096	$69,168	$371,927

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$33	$402	$2,603	$451		$3,489
Construction payable		1,772	2,465	647		4,884
Purse settlement payable			6,723			6,723
Accrued payroll and payroll taxes	1,605	1,309	1,454	1,250		5,618
Accrued interest		1,925	3,182	2,690		7,797
Other accrued expenses	70	1,722	5,460	2,548		9,800
Payable to affiliates			2,516	2,620	$(1,215)	3,921
Current maturity of long-term debt and leases		14	571	2,562		3,147
Total current liabilities	1,708	7,144	24,974	12,768	(1,215)	45,379
LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount		101,671	151,118			252,789
11% senior secured notes, net of discount				116,358		116,358
13% senior secured notes, net of discount			6,853			6,853
Notes and leases payable, net of discount		12	1,166	709		1,887
Other liabilities		6,195		2,088		8,283
Total long-term liabilities		107,878	159,137	119,155		386,170
Total liabilities	1,708	115,022	184,111	131,923	(1,215)	431,549

MEMBER’S DEFICIT	(59,622)	(11,207)	(31,349)	(27,827)	70,383	(59,622)
TOTAL	$(57,914)	$103,815	$152,762	$104,096	$69,168	$371,927

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2008
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$9,461	$28,066	$18,893		$56,420
Racing			3,317			3,317
Video poker			1,558			1,558
Food and beverage		568	2,232	956		3,756
Affiliate management fee income		687			$(687)
Other		677	414	1,601		2,692
Less promotional allowances		(1,081)	(2,294)	(1,291)		(4,666)
Total net revenues		10,312	33,293	20,159	(687)	63,077

EXPENSES:
Casino		4,439	12,875	6,866		24,180
Racing			2,909			2,909
Video poker			1,126			1,126
Food and beverage		552	1,579	766		2,897
Other		4	60	1,358		1,422
Selling, general and administrative	$854	1,782	3,846	3,385	2,127	11,994
Depreciation and amortization	12	795	1,928	2,128		4,863
Pre-opening expense		55	9	32		96
Development expense		8	31			39
Affiliate management fees	85		1,190	782	(687)	1,370
Loss (gain) on disposal of assets		(7)	83	27		103
Corporate expense allocation		707	713	707	(2,127)
Total expenses	951	8,335	26,349	16,051	(687)	50,999

INCOME (LOSS) FROM OPERATIONS	(951)	1,977	6,944	4,108		12,078

OTHER INCOME (EXPENSE):
Interest income	64	38	74	568		744
Interest expense, net of amounts capitalized		(2,556)	(4,181)	(3,527)		(10,264)
Income from equity investment in subsidiaries	3,445				(3,445)
Total other expense	3,509	(2,518)	(4,107)	(2,959)	(3,445)	(9,520)
NET INCOME (LOSS)	$2,558	$(541)	$2,837	$1,149	$(3,445)	$2,558

	Three Months Ended March 31, 2007
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$9,982	$27,315	$15,567		$52,864
Racing			3,462			3,462
Video poker			1,137			1,137
Food and beverage		581	2,287	551		3,419
Affiliate management fee income		621			$(621)
Other		665	463	1,235		2,363
Less promotional allowances		(1,158)	(2,628)	(1,120)		(4,906)
Total net revenues		10,691	32,036	16,233	(621)	58,339

EXPENSES:
Casino		4,526	12,469	5,344		22,339
Racing			2,917			2,917
Video poker			829			829
Food and beverage		587	1,672	465		2,724
Other		50	68	1,133		1,251
Selling, general and administrative	$740	1,923	4,094	2,729	1,535	11,021
Depreciation and amortization	11	1,179	2,471	1,288		4,949
Pre-opening expense			24	59		83
Development expense		1,633	12			1,645
Affiliate management fees	78		1,077	621	(621)	1,155
Loss on disposal of assets		61	20			81
Corporate expense allocation		569	483	483	(1,535)
Total expenses	829	10,528	26,136	12,122	(621)	48,994

INCOME (LOSS) FROM OPERATIONS	(829)	163	5,900	4,111		9,345

OTHER INCOME (EXPENSE):
Interest income	251	122	78	272		723
Interest expense, net of amounts capitalized		(2,634)	(4,209)	(2,779)		(9,622)
Income from equity investment in subsidiaries	1,024				(1,024)
Total other expense	1,275	(2,512)	(4,131)	(2,507)	(1,024)	(8,899)
NET INCOME (LOSS)	$446	$(2,349)	$1,769	$1,604	$(1,024)	$446

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,558	$(541)	$2,837	$1,149	$(3,445)	$2,558
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	12	795	1,928	2,128		4,863
Non-cash interest		513	482	267		1,262
Non-cash equity based and other compensation	2,035					2,035
Corporate expense allocation	(2,127)	707	713	707
Loss on disposal of assets		(7)	83	27		103
Income from equity investment in subsidiaries	(3,445)				3,445
Changes in operating assets and liabilities:
Restricted cash — purse settlements			(5,289)			(5,289)
Receivables		65	1,050	(461)		654
Receivables from affiliates		(587)	(72)	(89)	748
Payables to affiliates			474	(563)	(748)	(837)
Inventories		25	(47)	(44)		(66)
Prepaid expenses and other assets	10	(535)	(125)	(14)		(664)
Accounts payable	(5)	312	5,189	42		5,538
Accrued expenses	(586)	1,675	3,138	2,962		7,189
Net cash flows from operating activities	(1,548)	2,422	10,361	6,111		17,346
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(78)					(78)
Business acquisition and licensing costs			(130)			(130)
Construction project development costs		(6,450)	(921)			(7,371)
Purchase of property and equipment	(7)	(216)	(1,394)	(667)		(2,284)
Net cash flows from investing activities	(85)	(6,666)	(2,445)	(667)		(9,863)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(65)	(32)	(40)		(137)
Principal payments on debt		(4)	(5)	(911)		(920)
Member contributions (distributions)	(4,300)	5,091	(816)	(816)		(841)
Net cash flows from financing activities	(4,300)	5,022	(853)	(1,767)		(1,898)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,933)	778	7,063	3,677		5,585
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,908	4,606	11,834	13,752		42,100
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,975	$5,384	$18,897	$17,429	$-	$47,685

	Three Months Ended March 31, 2007
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$446	$(2,349)	$1,769	$1,604	$(1,024)	$446
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	11	1,179	2,471	1,288		4,949
Non-cash interest		317	440	368		1,125
Non-cash equity based and other compensation	1,602					1,602
Corporate expense allocation	(1,535)	569	483	483
Loss on disposal of assets		61	20			81
Income from equity investment in subsidiaries	(1,024)				1,024
Changes in operating assets and liabilities:
Restricted cash — purse settlements			(4,663)			(4,663)
Receivables	1	7	843	238		1,089
Receivables from affiliates		665			(665)
Payables to affiliates			(344)	(125)	665	196
Inventories		(40)	(46)	4		(82)
Prepaid expenses and other assets	(15)	(471)	(123)	(87)		(696)
Accounts payable	12	(291)	5,141	(93)		4,769
Accrued expenses	(242)	3,449	3,903	2,322		9,432
Net cash flows from operating activities	(744)	3,096	9,894	6,002		18,248
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(79)					(79)
Proceeds from restricted cash				7,722		7,722
Business acquisition and licensing costs			(126)			(126)
Construction project development costs				(7,772)		(7,772)
Purchase of property and equipment	(4)	(761)	(2,353)	(919)		(4,037)
Proceeds from sale of property and equipment		22				22
Net cash flows from investing activities	(83)	(739)	(2,479)	(969)		(4,270)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(144)	(109)	(114)		(367)
Principal payments on debt		(342)	(1,343)	(763)		(2,448)
Member contributions (distributions)	1,105	(823)	(382)	(368)		(468)
Net cash flows from financing activities	1,105	(1,309)	(1,834)	(1,245)		(3,283)
NET INCREASE IN CASH AND CASH EQUIVALENTS	278	1,048	5,581	3,788		10,695
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,999	13,069	8,889	13,964		56,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,277	$14,117	$14,470	$17,752		$67,616

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Forward Looking Statements

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the words “may,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to, but not limited to, unforeseen developments, including developments relating to the following:

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

Results of Operations

Our results of operations discussed below include the consolidated results of operations of the Company, DJL, EVD and DJW for the three months ended March 31, 2008 and 2007.

Statement of Operations Data

INCOME(LOSS) FROM OPERATIONS:	Three Months Ended March 31,
(in thousands)	2008	2007
General corporate	$(3,078)	$(2,364)
Diamond Jo	1,997	111
Evangeline Downs	8,344	7,004
Diamond Jo Worth	4,815	4,594
Income from operations	$12,078	$9,345

	Diamond Jo Three Months Ended March 31,		Evangeline Downs Three Months Ended March 31,		Diamond Jo Worth Three Months Ended March 31,
(in thousands)	2008	2007	2008	2007	2008	2007
REVENUES:
Casino	$9,461	$9,982	$28,066	$27,315	$18,893	$15,567
Racing			3,317	3,462
Video poker			1,558	1,137
Food and beverage	568	581	2,232	2,287	956	551
Other	677	665	414	463	1,601	1,235
Less promotional allowances	(1,081)	(1,158)	(2,294)	(2,628)	(1,291)	(1,120)
Net revenues	9,625	10,070	33,293	32,036	20,159	16,233
EXPENSES:
Casino	4,439	4,526	12,875	12,469	6,866	5,344
Racing			2,909	2,917
Video poker			1,126	829
Food and beverage	552	587	1,579	1,672	766	465
Other	4	50	60	68	1,358	1,133
Selling, general and administrative	1,782	1,923	3,846	4,094	3,385	2,729
Depreciation and amortization	795	1,179	1,928	2,471	2,128	1,288
Pre-opening expense	55		9	24	32	59
Development expense	8	1,633	31	12
Loss (gain) on disposal of assets	(7)	61	83	20	27
Affiliate management fees			503	456	782	621
Total expenses	7,628	9,959	24,949	25,032	15,344	11,639
Income from operations	$1,997	$111	$8,344	$7,004	$4,815	$4,594

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Net revenues increased $4.8 million, or 8%, to $63.1 million for the three months ended March 31, 2008 from $58.3 million for the three months ended March 31, 2007. This increase was primarily derived from a $3.9 million net revenue increase at DJW directly related to the impact of DJW’s casino expansion that opened to the public in April 2007 as well as an increase in net revenues at EVD of $1.3 million. This increase was partially offset by a decrease in net revenues at DJL of $0.4 million.

DJL’s casino revenues decreased by $0.5 million to $9.5 million for the three months ended March 31, 2008 from $10.0 million for the three months ended March 31, 2007. We believe this decrease was partially attributed to the continuing competitive pressure provided by the expansion of a local competitor’s gaming facility in 2006, including the addition by such competitor of video poker machines and table games.  In addition, DJL’s operations were negatively impacted by adverse weather conditions during the first quarter of 2008, which impacted revenue at DJL for 28 days in the first quarter of 2008 compared to only 13 days during the same period in 2007.  DJL’s slot revenue decreased to $8.8 million for the three months ended March 31, 2008 from $9.2 million for the three months ended March 31, 2007 and DJL’s table game revenue decreased to $0.7 million for the three months ended March 31, 2008 compared to $0.8 million for the three months ended March 31, 2007.

DJW’s casino revenues increased $3.3 million, or 21%, to $18.9 million for the three months ended March 31, 2008 from $15.6 million for the three months ended March 31, 2007.  DJW’s slot revenue increased 20% to $17.2 million for the three months ended March 31, 2008 from $14.3 million for the three months ended March 31, 2007 and DJW’s table game revenue increased 31% to $1.7 million for the three months ended March 31, 2008 compared to $1.3 million for the three months ended March 31, 2007.  These revenue increases are primarily due to the impact of the April 2007 DJW casino expansion.

Promotional allowances as a percentage of casino revenues decreased to 8.3% for the three months ended March 31, 2008 from 9.3% for the three months ended March 31, 2007 which is primarily due to improvements to the database marketing programs that targeted more profitable customers.

Casino operating expenses increased $1.9 million to $24.2 million for the three months ended March 31, 2008 from $22.3 million for the three months ended March 31, 2007 due primarily to (i) an increase in gaming taxes at DJW and EVD related to the increases in gaming revenue at each property and (ii) an increase in casino payroll at DJW related to the casino expansion.

Video poker revenues at EVD for the three months ended March 31, 2008 increased 45% to $1.6 million compared to $1.1 million for the three months ended March 31, 2007. The increase in video poker revenues is primarily attributable to the addition of video poker at our Henderson OTB in August 2007 as well as a 15% increase in video poker revenue at both our Port Allen and Eunice OTBs which is primarily attributable to recent renovations at the Port Allen facility as well as continuous updating of the video poker machines at these OTB’s to provide the latest and most popular games.

Consistent with this increase in video poker revenues, video poker expenses increased $0.3 million to $1.1 million for the three months ended March 31, 2008 from $0.8 million for the three months ended March 31, 2007.

Food and beverage revenues and other revenues increased $0.7 million during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due primarily to (i) an increase in food and beverage revenues of $0.4 million at DJW related to the opening of a new high-end restaurant in January 2008 and the continued success of DJW’s  buffet restaurant which was added as part of the casino expansion and opened in June 2007 and (ii) an increase in other revenue at DJW of $0.3 million related to an increase in convenience store revenues due to an increase in gallons of fuel sold and an increase in fuel prices over the first quarter of 2007.  Consistent with these increases in sales, DJW realized relative increases in food and beverage and other expenses.

Selling, general and administrative expenses increased $1.0 million to $12.0 million for the three months ended March 31, 2008 from $11.0 million for the three months ended March 31, 2007. This increase was due primarily to (i) $0.7 million in expenses associated with operations at DJW primarily related to additional costs associated with the casino expansion and (ii) a $0.4 million increase in non-cash expenses related to an increase in the fair value and percentage vested of PGP incentive units granted to certain executive officers of the Company in 2005.

Depreciation and amortization expenses at DJW increased $0.8 million due primarily to the impact of the depreciation on the assets associated with the casino expansion.  The increase in deprecation and amortization expenses at DJW is offset by decreases at DJL and EVD of $0.4 million and $0.5 million, respectively, related to assets that had reached their useful lives after the first quarter of 2007.

In relation to its new casino development, during the quarter ended March 31, 2007, DJL expensed $1.4 million as development expense relating to certain of its charitable obligations under an agreement entered into in September 2006 with the Dubuque County Historical Society and approximately $0.2 million of other costs associated with the development project.  Such development costs during the quarter ended March 31, 2008 were insignificant.

 Affiliate management fees of $1.4 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW and increased primarily due to the increased revenues at DJW.

Interest expense, net of amounts capitalized, increased $0.6 million primarily due to an increase in interest of approximately $0.6 million related to the issuance of $23 million principal amount of DJW Notes in October 2007.  Interest expense of approximately $0.3 million and $0.4 million was capitalized as part of the casino development and other construction projects during the three months ended March 31, 2008 and 2007, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance increased $5.6 million to $47.7 million at March 31, 2008 from $42.1 million at December 31, 2007.

Cash flows from operating activities were $17.3 million during the three months ended March 31, 2008, a decrease of $0.9 million when compared to $18.2 million during the three months ended March 31, 2007. The decrease is primarily due to payments for accrued fees under DJW’s management services agreement.

Cash flows used in investing activities during the three months ended March 31, 2008 was $9.9 million consisting primarily of (i) payments of $6.5 million for construction and other development costs associated with the DJL casino development project, (ii) cash outflows of $0.9 million primarily related to the development of the turf track at EVD and (iii) cash outflows of $2.5 million at DJL, EVD and DJW primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures.

Cash flows used in financing activities during the three months ended March 31, 2008 of $1.9 million reflects principal payments on debt of $0.9 million, member distributions of $0.9 million and deferred financing cost payments of $0.1 million.

As of March 31, 2008, we had no outstanding advances under the revolver and term loan portions of the PGL Credit Facility and outstanding letters of credit of approximately $0.9 million. In addition, as of March 31, 2008, DJW had no outstanding balances under the DJW Credit Facility and outstanding letters of credit of approximately $0.7 million.

Financing Activities

Our financing activities will have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes to our financing activities during the three months ended March 31, 2008.

Development

DJL is currently constructing a new casino facility in close proximity to its current riverboat location within the Port of Dubuque in Dubuque, Iowa.  DJL’s new casino facility is expected to include approximately 1,000 slot machines, 17 table games and a five-table poker room.  Additional amenities are expected to include a bowling center, various restaurants and an entertainment center.  The new casino project is estimated to cost approximately $83.3 million and is expected to open  in fall of 2008.

In addition, EVD is currently developing a 75,000 square foot, 100 room hotel contiguous to its current casino at a total estimated cost of approximately $15.0 million.  Additional amenities for the hotel include a fitness center, meeting space, a full in-house support laundry and a guest business center. Adjoining the existing racino structure, the new hotel will provide easy access to the casino and all of EVD’s existing amenities.

General

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations, (ii) available borrowings under the PGL Credit Facility and (iii) available borrowings under the DJW Credit Facility. The available borrowing amount at March 31, 2008, after reductions for letters of credit outstanding under the PGL Credit Facility and the DJW Credit Facility was $64.1 million and $4.3 million, respectively. Contractual restrictions and other provisions contained in the agreements governing our consolidated indebtedness, including our senior credit facilities and the indentures governing the Peninsula Gaming Notes and the DJW Notes, limit or restrict our ability to use the funds available to us at each of our gaming properties.

For DJL and EVD, we expect our capital expenditures for the next twelve months, excluding any amounts related to the casino development at DJL and the hotel development at EVD, to be approximately $7.6 million. Capital expenditures for the next twelve months related to the casino development at DJL and the hotel development at EVD are estimated to be approximately $66.2 million and $13.5 million, respectively. DJL and EVD’s debt maturities for the next twelve months are estimated to be approximately $0.6 million. DJL and EVD’s member distributions to PGP for the next twelve months are currently estimated to be approximately $2.0 million.  The Company plans to finance these expected cash requirements with: (i) a portion of the available cash on hand at the Company, DJL and EVD of $30.3 million at March 31, 2008, excluding amounts needed for normal operations, (ii) cash generated from operations, (iii) available borrowings under the PGL Credit Facility and (iv) available vendor and equipment financing. There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.  The PGL Credit Facility is scheduled to terminate in June 2008.  We are currently working with Wells Fargo Foothill, Inc., the arranger and agent under the current facility, to extend the PGL Credit Facility under substantially similar economic terms.  The Company expects to be able to extend the PGL Credit Facility prior to its expiration.

For DJW, we expect our capital expenditures for the next twelve months to be approximately $3.5 million, including the $1.0 million payment due in May 2008 related to DJW’s gaming license. DJW’s debt maturities for the next twelve months are estimated to be approximately $3.5 million, including the Excess Cash Flow Amount under the DJW Notes of approximately $1.4 million. DJW’s member distributions to PGP for the next twelve months are currently estimated to be approximately $0.9 million.  The Company plans to finance these expected cash requirements with: (i) a portion of the available cash on hand at DJW of $17.4 million at March 31, 2008, excluding amounts needed for normal operations, and (ii) cash generated from operations.

Based on our cash on hand, expected cash flows from operations, the expected extension of the PGL Credit Facility and our available sources of financing, we believe we will have adequate liquidity to satisfy our current operating needs at each of our gaming properties and to service our outstanding indebtedness, including any Excess Cash Flow obligations under the DJW Notes, for the next twelve months.

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

CONTRACTUAL OBLIGATIONS

A table of our contractual obligations as of December 31, 2007 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no significant changes to our contractual obligations during the three months ended March 31, 2008.

OFF-BALANCE SHEET TRANSACTIONS

Other than as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, cash flows, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2008.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility and DJW Credit Facility. As of March 31, 2008, the Company had no outstanding borrowings under the PGL Credit Facility and DJW Credit Facility. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility and DJW Credit Facility (currently an aggregate amount of $70.0 million) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.7 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate available for sale investment and debt borrowings. Our fixed rate available for sale investment is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed and variable rate debt borrowings as of March 31, 2008 (dollars in millions):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Available for sale investment	2011 - 2037	7½	%	$ 12.5	$ 12.5	(1)
8 ¾% senior secured notes	April 15, 2012	8¾	%	252.9	221.9	(2)
13% senior notes with contingent interest of EVD	March 1, 2010	13%		6.9	6.9	(2)
11% senior secured notes	April 15, 2012	11%		116.4	117.1	(2)
Notes payable and capital lease obligations	2008 - 2011	7 ¼% -8¾	%	4.1	4.2	(2)
Derivative liability	April 15, 2012	N/A		1.2	1.2	(2)

(1)           Our available for sale investment is not traded.  Fair value is based on considerable judgment using a combination of current market rates and estimates of market conditions for similar instruments and estimates from two brokers of what market participants would use in pricing the bond.  Due to the illiquid nature of the investment, changes in market risks could have a significant impact on the fair value.

(2)           Represents fair value as of March 31, 2008 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-l 5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives. Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting.   There were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On February 20, 2008, EVD and the Department entered into a Settlement Agreement (the “Settlement Agreement”) which settled certain tax disputes between EVD and the Department arising out of audits conducted by the Department of the taxable years ended December 31, 2002, 2003 and 2004.  The Department and EVD also reached an agreement regarding the payment of additional sales tax by EVD for tax years beginning on or after January 2005.  The sales and use tax dispute with St. Landry Parish and the City of Opelousas remains open. EVD has accrued management’s best estimate of all sales and use taxes that may be due to the Department, St. Landry Parish or the City of Opelousas as of March 31, 2008.

In October 2005, EVD filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. In March 2008, EVD and the general contractor agreed in principal to a settlement agreement whereby EVD agreed to pay the general contractor approximately $0.8 million to settle all claims related to the arbitration.  The formal agreement is expected to be executed in the second quarter of 2008, at which time EVD will record a reduction in the $1.6 million liability for unpaid billings from the contractor recorded on the Company’s consolidated balance sheet as of March 31, 2008 with a corresponding reduction in property and equipment.

Other than as described above, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on May 14, 2008.

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