Form 10-Q
period 2008-06-30
Peninsula Gaming, LLC
filed 2008-08-14
CIK 1299109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

PENINSULA GAMING, LLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	June 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,476	$42,100
Restricted cash—purse settlements	7,426	4,902
Accounts receivable, net	6,562	3,000
Receivables from affiliates	157	-
Inventories	1,006	911
Prepaid expenses and other assets	1,612	1,375
Total current assets	49,239	52,288

PROPERTY AND EQUIPMENT, NET	214,587	188,812
OTHER ASSETS:
Deferred financing costs, net of amortization of $12,325 and $10,325, respectively	20,590	21,785
Goodwill	53,083	53,083
Licenses and other intangibles	38,272	37,016
Deposits and other assets	4,784	6,452
Investment available for sale	11,711	12,491
Total other assets	128,440	130,827
TOTAL	$392,266	$371,927

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,838	$3,489
Construction payable	11,907	4,884
Purse settlement payable	9,977	6,723
Accrued payroll and payroll taxes	4,623	5,618
Accrued interest	7,793	7,797
Other accrued expenses	11,543	9,800
Payable to affiliates	3,419	3,921
Current maturities of long-term debt and leases	2,292	3,147
Total current liabilities	56,392	45,379

LONG-TERM LIABILITIES:
83/4% senior secured notes, net of discount	253,008	252,789
11% senior secured notes, net of discount	115,061	116,358
13% senior notes, net of discount	6,865	6,853
Term loan	937	-
Notes and leases payable, net of discount	1,326	1,887
Obligation under Minimum Assessment Agreement	3,944	-
Other liabilities	6,612	8,283
Total long-term liabilities	387,753	386,170
Total liabilities	444,145	431,549

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(57,828)	(66,424)
Accumulated other comprehensive loss	(3,051)	(2,198)
Total member’s deficit	(51,879)	(59,622)
TOTAL	$392,266	$371,927

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
REVENUES:
Casino	$58,663	$57,320	$115,083	$110,184
Racing	6,399	6,658	9,716	10,120
Video poker	1,598	1,057	3,156	2,194
Food and beverage	4,432	4,253	8,188	7,672
Other	3,189	2,936	5,881	5,299
Less promotional allowances	(5,408)	(5,234)	(10,074)	(10,140)
Total net revenues	68,873	66,990	131,950	125,329

EXPENSES:
Casino	24,909	24,308	49,089	46,647
Racing	5,253	5,356	8,162	8,273
Video poker	1,203	863	2,329	1,692
Food and beverage	3,433	3,345	6,330	6,069
Other	2,081	1,977	3,503	3,228
Selling, general and administrative	3,585	15,844	15,579	26,865
Depreciation and amortization	5,067	5,105	9,930	10,054
Pre-opening expense	31	160	127	243
Development expense	(648)	139	(609)	1,784
Affiliate management fees	1,467	1,417	2,837	2,572
Loss on disposal of assets	120	16	223	97
Total expenses	46,501	58,530	97,500	107,524

INCOME FROM OPERATIONS	22,372	8,460	34,450	17,805

OTHER INCOME (EXPENSE):
Interest income	608	576	1,352	1,299
Interest expense, net of amounts capitalized	(10,072)	(9,989)	(20,336)	(19,611)
Total other expense	(9,464)	(9,413)	(18,984)	(18,312)

NET INCOME (LOSS)	$12,908	$(953)	$15,466	$(507)

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$15,466	$(507)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	9,930	10,054
Non-cash interest	2,530	2,061
Non-cash equity based and other compensation	(4,737)	7,505
Loss on disposal of assets	223	97
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(2,524)	(1,255)
Receivables	(1,962)	(1,810)
Inventories	(95)	(356)
Prepaid expenses and other assets	(1,100)	(1,010)
Accounts payable	4,803	3,262
Accrued expenses	(1,850)	2,906
Payable/receivable - affiliates	(659)	947
Net cash flows from operating activities	20,025	21,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(104)	(121)
Proceeds from restricted cash	-	12,981
Business acquisition and licensing costs	(1,258)	(1,254)
Construction project development costs	(20,051)	(23,544)
Purchase of property and equipment	(4,084)	(3,779)
Proceeds from sale of property and equipment	-	22
Net cash flows from investing activities	(25,497)	(15,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(159)	(385)
Principal payments on debt	(2,883)	(5,114)
Proceeds from senior credit facilities	4,500	—
Payments on senior credit facilities	(4,500)	—
Proceeds from term loan	1,023	—
Member distributions	(2,133)	(4,304)
Net cash flows from financing activities	(4,152)	(9,803)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,624)	(3,604)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,100	56,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,476	$53,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$18,757	$17,714

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property additions acquired, but not paid	$12,094	$4,475
Property and equipment acquired in exchange for obligation under Minimum Assessment Agreement	3,506	-
Property and equipment purchased in exchange for indebtedness	-	3,399
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

2.  Summary of Significant Accounting Policies

Investment—In October 2007, DJW purchased approximately $23 million principal amount of 7.5 % Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”).  This investment is the Company’s only investment, is classified as available-for-sale, and is recorded at fair value.  The fair value of the investment at June 30, 2008 and December 31, 2007 was approximately $11.7 million and $12.5 million, respectively.  The estimate of the fair value of the investment is based on current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

The investment has experienced a market decline of $3.1 million since its purchase.  The Company considers the market decline to be temporary due primarily to movements in interest rates and has the positive intent and ability to hold the investment until recovery.  The Company will continue to monitor this investment.

Development expense—Costs associated with new business opportunities are expensed as incurred unless the cost is capitalizable and management believes it is probable the project will be completed. For the six months ended June 30, 2007, the Company incurred development expenses associated with the development of DJL’s proposed new casino.  During the six months ended June 30, 2007, DJL expensed $1.4 million as development expense associated with its charitable obligations under the Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006 (“Historical Society Agreement”) between DJL and the Dubuque County Historical Society (“Historical Society”) and $0.3 million of other development cost associated with the proposed project.  As part of the Historical Society Agreement, in December 2007, DJL expensed an additional $1.3 million to development expense related to its unconditional obligation to contribute the Diamond Jo vessel to the Historical Society.  In June 2008, DJL and the Historical Society reached an amended agreement wherein DJL would sell the vessel with the proceeds to be split evenly between DJL and the Historical Society.  Based on this agreement, DJL reduced its outstanding obligation to the Historical Society by 50% of the estimated proceeds expected to be received upon the sale of the Diamond Jo vessel with a corresponding credit to development expense on the Company’s statement of operations.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the fair values of equity based compensation, an embedded derivative, the DJW investment in City Bonds, the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets, and the estimated liabilities for the EVD sales tax contingency, slot club awards, customer legal disputes and self insured medical and workers compensation claims.

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

Recently Issued Accounting Standards— In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (“SFAS 162”). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the balance sheet and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit-risk. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161’s disclosure requirements on the Company’s financial statements.

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

3. Property and Equipment

Property and equipment at June 30, 2008 and December 31, 2007 is summarized as follows (in thousands):

	June 30, 2008	December 31, 2007
Land and land improvements	$18,173	$18,170
Buildings and improvements	137,256	137,669
Riverboat and improvements	10,817	8,442
Furniture, fixtures and equipment	70,274	65,077
Computer equipment	9,319	8,842
Vehicles	426	379
Construction in progress	50,715	18,188
Subtotal	296,980	256,767
Accumulated depreciation	(82,393)	(67,955)
Property and equipment, net	$214,587	$188,812

Depreciation and amortization expense for each of the three months ended June 30, 2008 and 2007 was $5.1 million.  Depreciation and amortization expense for the six months ended June 30, 2008 and 2007 was $9.9 million and $10.1 million, respectively.

The Company capitalizes interest costs associated with debt incurred in connection with significant construction projects. The amount capitalized during the three months ended June 30, 2008 and 2007 was $0.6 million and $0.2 million, respectively.  The amount capitalized during the six months ended June 30, 2008 and 2007 was $0.9 million and $0.6 million, respectively.

In connection with DJL’s proposed casino development, DJL began accelerating depreciation on long-lived assets with a net book value of approximately $4.5 million that will either be contributed to the Historical Society or will not be utilized at its new casino facility.  Accelerated depreciation on these assets began during the fourth quarter of 2006 and DJL will continue to depreciate the remaining net book value of those assets, less their estimated fair market value at the date of contribution or estimated net realizable value, through the period that DJL estimates commencing operations at the new facility. Depreciation expense for each of the three months ended June 30, 2008 and 2007 increased by approximately $0.3 million as a result of accelerated depreciation on these assets.  Depreciation expense for each of the six months ended June 30, 2008 and 2007 increased by approximately $0.5 million as a result of accelerated depreciation on these assets.

Included in the total amount of depreciation and amortization expense for the three and six months ended June 30, 2008 is an impairment charge of approximately $0.2 million associated with long-lived assets at DJW’s waste water treatment facility.  DJW is currently in discussions with a third party to sell the waste water treatment facility assets that it owns.  Based on the current purchase price offer, the carrying value of the waste water treatment facility assets, together with the related obligations and costs associated with selling the assets, are not expected to be recovered by the expected purchase price.  The assets were written down by the amount the carrying value of the assets exceeded their estimated fair market value.

4. Debt

Long-term debt consists of the following (in thousands):

	June 30, 2008	December 31, 2007
8 ¾% senior secured notes due April 15, 2012, net of discount of $1,992 and $2,211, respectively, secured by substantially all the assets of PGL, DJL and EVD and the equity of DJL and EVD	$253,008	$252,789

11% senior secured notes of DJW due April 15, 2012, net of discount of $679 and $762, respectively, secured by substantially all the assets of DJW and a pledge of equity of DJW and DJWC	115,061	116,358

13% senior notes of EVD due March 1, 2010 with contingent interest, net of discount of $45 and $57, respectively	6,865	6,853

$65,000 revolving line of credit under a loan and security agreement of DJL and EVD with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 0.25% with a floor of 6.0% (current rate of 6.0% at June 30, 2008), maturing January 15, 2012, secured by substantially all assets of DJL and EVD	—	—

$5,000 revolving line of credit under a loan and security agreement of DJW, interest rate at prime less a margin of 1.0% with a floor of 5.0% (current rate of 5.0% at June 30, 2008), maturing March 1, 2010, secured by substantially all the assets of DJW and guaranteed by the Company’s Chief Executive Officer	—	—

Term loan under a loan and security agreement of PGL, DJL and EVD with American Trust & Savings Bank, interest rate at prime (current rate of 5.0% at June 30, 2008 through December 31, 2008 and 6.5% thereafter), maturing December 1, 2013, secured by certain assets of DJL	1,023	—

Notes payable and capital lease obligations, net of discount of $30 and $103, respectively, interest rate at 7 ¼% — 8 ¾%, due 2008 — 2011	3,532	5,034
Total debt	379,489	381,034
Less current portion	(2,292)	(3,147)
Total long term debt	$377,197	$377,887

On June 30, 2008, DJL and EVD (the “Borrowers”) entered into a Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) with Wells Fargo Foothill, Inc. (“Wells Fargo”), as the arranger and agent for the lenders thereunder, which amends the $65.0 million senior secured credit facility (“ PGL Credit Facility”).

The Fifth Amendment provides, among other things, that:

●	The term of the PGL Credit Facility is extended to January 15, 2012;

●
Capital expenditures will be permitted, in addition to those otherwise previously permitted by the terms of the PGL Credit Facility, in an aggregate amount not to exceed (i) $25,000,000 by EVD in connection with the project to design, develop, construct, equip and operate the new hotel project adjacent to EVD’s casino and racetrack in Opelousas, Louisiana, including the remodeling of the existing casino exterior, casino floors and restaurants, (ii) $8,000,000 by EVD to develop an off-track betting parlor in St. Martin Parish, Louisiana, and (iii) $85,000,000 by DJL in connection with the project to design, develop, construct, equip and operate the Dubuque Casino;

●
The applicable margin for advances made under the PGL Credit Facility with respect to base rate loans and LIBOR rate loans was increased to (i) 0.50% and 3.00%, respectively, where Combined EBITDA for the applicable 12-month period is less than $40,000,000, (ii) 0.25% and 2.50%, respectively, where Combined EBITDA for the applicable 12-month period is greater than or equal to $40,000,000 but less than $52,000,000, (iii) 0.00% and 2.25%, respectively, where Combined EBITDA for the applicable 12-month period is greater than or equal to $52,000,000, but less than $62,000,000 and (iv) 0.00% and 2.00%, respectively, where Combined EBITDA for the applicable 12-month period is greater than $62,000,000.

●
The prepayment premium for early termination by the Borrowers has been reduced to $1,300,000 for the period starting from the date of the Fifth Amendment to the first anniversary of such date, $650,000 for the period starting from the first anniversary of the date of the Fifth Amendment to the second anniversary, and $0 during the period of time from and including the date that is the second anniversary of the date of the Fifth Amendment;

●	The resetting of restrictions related to permitted investments, restricted payments and indebtedness;

●	All obligations shall have a minimum interest rate of 6.00% per annum;

●
In certain instances, the Borrowers will be permitted to make payments in accordance with its management agreements, but in no event will the payments in any fiscal year exceed than the lesser of (i) 5% of Combined EBITDA for the immediately preceding fiscal year and (ii) $4,000,000;

●	An increase in the required minimum Combined EBITDA of the Borrowers to $40,000,000 for the twelve month period ended on June 30, 2008 and on the last day of each fiscal quarter ended thereafter; and

●
Commencing March 1, 2009, Borrowers must establish a reserve against available borrowings under the PGL Credit Facility at a rate of $575,833.33 times the number of months that have elapsed during the period commencing on February 1, 2009 and ending on February 28, 2010. The reserve shall be released upon the repayment of EVD’s outstanding 13% senior notes due March 1, 2010.

In connection with execution of the Fifth Amendment, the Borrowers also entered into a fee letter by which Wells Fargo may syndicate up to $25.0 million of the advances under the PGL Credit Facility, subject to certain terms and conditions.

On May 1, 2008, PGL, DJL and EVD (collectively, the “FF&E Borrowers”) entered into a Loan and Security Agreement (“Term Loan”) with American Trust & Savings Bank (“Bank”).  The Term Loan allows the FF&E Borrowers to request advances of up to $8.0 million during the period May 1, 2008 through December 31, 2008 (the “Draw Down Period”) to finance the purchase of certain furniture, fixtures and equipment related to DJL’s new casino development. No principal payments are due during the Draw Down Period and interest shall accrue on all advances at a rate equal to the Wall Street Journal Prime Rate per annum and is payable the first of each month in arrears.  Commencing on January 1, 2009 and continuing through December 1, 2013 (the “Term Period”), the FF&E Borrowers shall pay principal in equal monthly installments, plus accrued interest, with the first principal payment due on February 1, 2009. Interest during the Term Period shall be calculated at a rate of 6.5% per annum.  As of June 30, 2008, DJL had outstanding advances of approximately $1.0 million under the Term Loan.

On August 31, 2006, DJW entered into the First Supplemental Indenture to the Indenture, dated as of July 19, 2005, requiring among other things, DJW to offer to buy back a portion of DJW’s 11% senior secured notes due 2012 (“DJW Notes”) on a semi-annual basis at a premium of 7.5%, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein) (“Excess Cash Flow Amount”).  DJW redeemed $1.4 million principal amount of DJW Notes, plus applicable premium and accrued interest, in May 2008 based on the Excess Cash Flow provision.

As of June 30, 2008, the Company had no outstanding advances under the PGL Credit Facility. As of June 30, 2008, DJW had no outstanding advances under its $5.0 million senior secured credit facility (“DJW Credit Facility”). In addition, as of June 30, 2008, the Company had outstanding letters of credit under the PGL Credit Facility and the DJW Credit Facility of approximately $0.9 and $0.7 million, respectively, resulting in available borrowings thereunder of $64.1 and $4.3 million, respectively.

The Company’s 8 ¾% senior secured notes due 2012 (“Peninsula Gaming Notes”), the DJW Notes, the PGL Credit Facility and the DJW Credit Facility each contain various restrictive covenants, all with which the Company was in compliance with as of June 30, 2008.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of June 30, 2008, which are classified as “Investment available for sale” and “Other long-term liabilities/Other accrued liabilities (short-term portion)” (in thousands):

		Fair Value Measurements at June 30, 2008 Using
	Total Carrying Value at June 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment available for sale	$11,711	$-	$-	$11,711
Derivative liability	(1,125)	-	-	(1,125)

The following table summarizes the changes in fair value of our Level 3 assets and liabilities (in thousands):
	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Investment available for sale	Derivative liability
Balance at beginning of the year	$12,491	$(1,252)
Total gains (losses) (realized or unrealized):
Included in earnings	73	24
Included in other comprehensive income (loss)	(853)	-
Transfers in or out of Level 3	-	-

Purchases, sales, issuances and settlements	-	103
Ending balance at June 30, 2008	$11,711	$(1,125)

Gains (losses) for 2008 included in earnings attributable to the change in	Included in interest income	Included in interest expense
unrealized gains or losses relating to assets/liabilities still held at the reporting date	$73	$24

DJW holds an investment in a single municipal bond issuance that is classified as available for sale and is recorded at fair value.  DJW is the only holder of this instrument and there is no quoted market price for this instrument.  The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and, due to the unique nature of the bond, estimates from two independent sources of what market participants would use in pricing the bond.  Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the member’s deficit section of the Company’s balance sheet.  The discount associated with this investment is netted with the investment on the balance sheet and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the statement of operations.

Under the indenture governing the DJW Notes, DJW must offer to buy back a portion of the DJW Notes on a semi-annual basis with 50% of Excess Cash Flow (as defined therein) at a premium of 7.5%. Such obligation was determined to be an embedded derivative and was fair valued and separated from the DJW Notes at date of issuance since it was not clearly and closely related to the DJW notes.  The fair value of the put option was determined to be the present value of the estimated premium payments through the maturity of the DJW Notes. The estimated premium payments are calculated using estimated future cash flows developed by the Company to estimate the portion of the DJW Notes that would be subject to the contingent put option, yields of comparable financial instruments, the remaining date to maturity of the DJW Notes and based on historical experience that the holders of the notes will elect to be paid the contingent put option. The fair value of the put option is revalued at the end of each reporting period with a corresponding charge (benefit) to interest expense.

6.  Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net income (loss)	$12,908	$(953)	$15,466	$(507)
Unrealized loss on available for sale securities	(853)	-	(853)	-
Comprehensive income (loss)	$12,055	$(953)	$14,613	$(507)

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

On February 20, 2008, EVD and the Department entered into a Settlement Agreement (the “Settlement Agreement”) which settled tax disputes between EVD and the Department arising out of audits conducted by the Department of the taxable years ended December 31, 2002, 2003 and 2004.  The Department and EVD also reached an agreement regarding the payment of additional sales tax by EVD for tax years beginning on or after January 2005 for which EVD paid $0.3 million to the Department for the tax years 2005 - 2007.  The sales and use tax dispute with St. Landry Parish and the City of Opelousas remains open. EVD has accrued management’s best estimate of all sales and use taxes that may be due to St. Landry Parish or the City of Opelousas as of June 30, 2008.

In October 2005, EVD filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. In March 2008, EVD and the general contractor agreed in principal to a settlement agreement whereby EVD agreed to pay the general contractor approximately $0.8 million to settle all claims related to the arbitration.  The formal agreement was executed in the second quarter of 2008.  Accordingly, in the second quarter of 2008 EVD recorded an $0.8 million reduction in the $1.6 million liability for unpaid billings from the contractor previously recorded on the Company’s consolidated balance sheet with a corresponding reduction in property and equipment.

Other than as described above, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On September 25, 2007, DJL entered into a bonded construction contract with Conlon Construction Company (“Conlon”) for the construction of its new casino.  The construction contract is based on a cost plus fee arrangement and establishes a guaranteed maximum price of approximately $19.3 million for site preparation and certain preliminary construction costs for the Diamond Jo casino in Dubuque, Iowa.   On April 19, 2008 and June 6, 2008, DJL entered into two separate change orders with Conlon providing for, among other things, an aggregate increase in the guaranteed maximum price of the construction contract to approximately $62.8 million for the site preparation and construction costs for the project. The total estimated cost of the project is estimated to be approximately $84.0 million.

8.  Related Party Transactions

During the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, the Company recorded distributions of $1.3 million, $3.8 million, $2.1 million and $4.3 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP’s development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.

During the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, the Company expensed $0.1 million, $0.1 million, $0.2 million and $0.2 million, respectively, as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.2 million, $0.2 million, $0.5 million and $0.4 million in affiliate management fees payable to OEDA during the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, respectively.

In accordance with a management services agreement between DJW and PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, DJW expensed management fees of $0.7 million, $0.6 million, $1.2 million and $1.1 million during the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, respectively, related to this agreement.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreements, EVD and DJW must each pay the board member a fee equal to 2.5% of EVD’s and DJW’s earnings before interest, taxes, depreciation, amortization and non-recurring charges during the preceding calendar year. Under the consulting agreements, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. EVD expensed $0.3 million, $0.3 million, $0.5 million and $0.5 million of affiliate management fees during the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, respectively, under the consulting agreement. DJW expensed $0.2 million, $0.2 million, $0.4 million and $0.4 million of affiliate management fees for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, respectively, related to the consulting agreement.

On a quarterly basis, the Company estimates the fair value of all incentive units granted under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) that have a put option and compares that value to the value of such incentive units at the date of grant. Any appreciation or depreciation in the value of the incentive units is expensed or credited to an expense based on the percentage of the grant vested. The Company (credited) expensed $(6.9) million, $5.8 million, $(4.9) million and $7.3 million during the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, respectively, with respect to these incentive units. As of June 30, 2008, there was approximately $2.9 million of compensation expense related to nonvested awards which has not been recognized in the consolidated statement of operations. Based on the intrinsic value of these awards at June 30, 2008, approximately $0.6 million of the unrecognized value of awards is scheduled to vest over the next three months unless vested earlier pursuant to the terms of the awards.  The remaining $2.3 million is scheduled to vest upon a change in control of the Company.

9. Segment Information

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

The tables below present information about reported segments as of and for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Net Revenues From External Customers Three Months Ended June 30,		Net Revenues From External Customers Six Months Ended June 30,
	2008	2007	2008	2007
Diamond Jo Dubuque	$10,466	$10,293	$20,091	$20,363
Diamond Jo Worth	22,059	20,723	42,218	36,956
Evangeline Downs	36,348	35,974	69,641	68,010
Total	$68,873	$66,990	$131,950	$125,329

	Segment Operating Earnings Three Months Ended June 30, (1)		Segment Operating Earnings Six Months Ended June 30, (1)
	2008	2007	2008	2007
General corporate	$5,550	$(6,863)	$2,569	$(9,138)
Diamond Jo Dubuque	3,455	3,300	6,303	6,284
Diamond Jo Worth	8,780	8,150	16,564	14,712
Evangeline Downs	10,624	10,710	21,522	20,697
Total Segment Operating Earnings (1)	28,409	15,297	46,958	32,555
General corporate:
Depreciation and amortization	(11)	(11)	(23)	(22)
Affiliate management fees	(90)	(113)	(175)	(191)
Interest income	4	258	68	509
Diamond Jo Dubuque:
Depreciation and amortization	(765)	(1,208)	(1,560)	(2,387)
Pre-opening expense	(32)	(23)	(87)	(23)
Development expense	649	(83)	641	(1,716)
Loss on disposal of assets	(55)	(15)	(48)	(76)
Interest expense, net	(2,311)	(2,561)	(4,829)	(5,073)
Diamond Jo Worth:
Depreciation and amortization	(2,296)	(1,716)	(4,424)	(3,004)
Pre-opening expense	—	(137)	(32)	(196)
Affiliate management fees	(872)	(793)	(1,654)	(1,414)
Loss on disposal of assets	(21)	—	(48)	—
Interest expense, net	(3,032)	(2,938)	(5,991)	(5,445)
Evangeline Downs:
Depreciation and amortization	(1,995)	(2,170)	(3,923)	(4,641)
Pre-opening expense	1	—	(8)	(24)
Development expense	(1)	(56)	(32)	(68)
Affiliate management fees	(505)	(511)	(1,008)	(967)
Loss on disposal of assets	(44)	(1)	(127)	(21)
Interest expense, net	(4,125)	(4,172)	(8,232)	(8,303)
Net (loss) income	$12,908	$(953)	$15,466	$(507)

(1)
Segment operating earnings is defined as net income (loss) plus depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, and interest expense, net, less gain on disposal of assets.

	Total Assets
	June 30, 2008	December 31, 2007

General corporate	$654	$12,469
Diamond Jo Dubuque	135,938	102,617
Diamond Jo Worth	101,709	104,079
Evangeline Downs	153,965	152,762
Total	$392,266	$371,927

	Cash Expenditures for Additions to Long-Lived Assets Six Months Ended
	June 30, 2008	June 30, 2007

General corporate	$7	$4
Diamond Jo Dubuque	17,232	3,311
Diamond Jo Worth	2,067	21,228
Evangeline Downs	6,087	4,034
Total	$25,393	$28,577

10.  Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s investment and debt instruments at June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008		December 31, 2007
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Investment available for sale	$11,711	$11,711	$12,491	$12,491
8 ¾% senior secured notes	228,703	253,008	254,363	252,789
11% senior secured notes	115,740	115,061	117,120	116,358
13% senior secured notes	6,910	6,865	6,910	6,853
Term loan	1,023	1,023	-	-
Notes payable, capital lease obligations and other financial instruments	4,176	4,146	5,823	5,720
Derivative liability	1,125	1,125	1,252	1,252
Obligation under Minimum Assessment Agreement	3,944	3,944	-	-

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and, for the investment available for sale, on estimates from two brokers of what market participants would use to price the investment.

11.  Subsequent Event

In the third quarter of 2008, DJL entered into agreements with various slot machine manufacturers to finance the purchase of 287 slot machines related to the new casino development for a total cost of approximately $4.8 million. Terms of the financings range from 12 to 24 months with a stated interest rate of zero percent.

12.  Consolidating Financial Statements

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

CONSOLIDATING BALANCE SHEETS

	At June 30, 2008
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(8)	$8,422	$8,559	$15,503		$32,476
Restricted cash-purse settlements			7,426			7,426
Accounts receivable		1,964	4,063	535		6,562
Receivables from affiliates		1,213	60	97	$(1,213)	157
Inventories		243	326	437		1,006
Prepaid expenses and other assets	46	428	728	410		1,612
Total current assets	38	12,270	21,162	16,982	(1,213)	49,239
PROPERTY AND EQUIPMENT, NET	63	55,632	93,805	65,087		214,587
OTHER ASSETS:
Investment in subsidiaries	(51,127)				51,127
Deferred financing costs		12,127	4,587	3,876		20,590
Goodwill		53,083				53,083
Licenses and other intangibles			34,253	4,019		38,272
Deposits and other assets	553	4,039	158	34		4,784
Investment available for sale				11,711		11,711
Total other assets	(50,574)	69,249	38,998	19,640	51,127	128,440
TOTAL	$(50,473)	$137,151	$153,965	$101,709	$49,914	$392,266

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$37	$528	$3,654	$619		$4,838
Construction payable		11,218	507	182		11,907
Purse settlement payable			9,977			9,977
Accrued payroll and payroll taxes	1,317	1,187	1,028	1,091		4,623
Accrued interest		1,936	3,198	2,659		7,793
Other accrued expenses	52	2,441	6,686	2,364		11,543
Payable to affiliates			2,844	1,788	$(1,213)	3,419
Current maturities of long-term debt and leases		101	571	1,620		2,292
Total current liabilities	1,406	17,411	28,465	10,323	(1,213)	56,392
LONG-TERM LIABILITIES
8 ¾% senior secured notes, net of discount		101,759	151,249			253,008
11% senior secured notes, net of discount				115,061		115,061
13% senior notes, net of discount			6,865			6,865
Term loan		937				937
Notes and leases payable, net of discount		5	1,156	165		1,326
Obligation under Minimum Assessment Agreement		3,944				3,944
Other liabilities		4,669		1,943		6,612
Total long-term liabilities		111,314	159,270	117,169		387,753
Total liabilities	1,406	128,725	187,735	127,492	(1,213)	444,145

MEMBER’S EQUITY (DEFICIT)	(51,879)	8,426	(33,770)	(25,783)	51,127	(51,879)
TOTAL	$(50,473)	$137,151	$153,965	$101,709	$49,914	$392,266

	At December 31, 2007
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,908	$4,606	$11,834	$13,752		$42,100
Restricted cash-purse settlements			4,902			4,902
Accounts receivable		355	1,932	713		3,000
Receivables from affiliates		1,198		17	$(1,215)
Inventories		218	313	380		911
Prepaid expenses and other assets	23	303	697	352		1,375
Total current assets	11,931	6,680	19,678	15,214	(1,215)	52,288
PROPERTY AND EQUIPMENT, NET	79	25,935	93,804	68,994		188,812
OTHER ASSETS:
Investment in subsidiaries	(70,383)				70,383
Deferred financing costs		12,356	5,099	4,330		21,785
Goodwill		53,083				53,083
Licenses and other intangibles			33,995	3,021		37,016
Deposits and other assets	459	5,761	186	46		6,452
Investment available for sale				12,491		12,491
Total other assets	(69,924)	71,200	39,280	19,888	70,383	130,827
TOTAL	$(57,914)	$103,815	$152,762	$104,096	$69,168	$371,927

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$33	$402	$2,603	$451		$3,489
Construction payable		1,772	2,465	647		4,884
Purse settlement payable			6,723			6,723
Accrued payroll and payroll taxes	1,605	1,309	1,454	1,250		5,618
Accrued interest		1,925	3,182	2,690		7,797
Other accrued expenses	70	1,722	5,460	2,548		9,800
Payable to affiliates			2,516	2,620	$(1,215)	3,921
Current maturities of long-term debt and leases		14	571	2,562		3,147
Total current liabilities	1,708	7,144	24,974	12,768	(1,215)	45,379
LONG-TERM LIABILITIES
8 ¾% senior secured notes, net of discount		101,671	151,118			252,789
11% senior secured notes, net of discount				116,358		116,358
13% senior notes, net of discount			6,853			6,853
Notes and leases payable, net of discount		12	1,166	709		1,887
Other liabilities		6,195		2,088		8,283
Total long-term liabilities		107,878	159,137	119,155		386,170
Total liabilities	1,708	115,022	184,111	131,923	(1,215)	431,549

MEMBER’S DEFICIT	(59,622)	(11,207)	(31,349)	(27,827)	70,383	(59,622)
TOTAL	$(57,914)	$103,815	$152,762	$104,096	$69,168	$371,927

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2008
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$10,687	$27,496	$20,480		$58,663
Racing			6,399			6,399
Video poker			1,598			1,598
Food and beverage		635	2,785	1,012		4,432
Affiliate management fee income		708			$(708)
Other		567	390	2,232		3,189
Less promotional allowances		(1,423)	(2,320)	(1,665)		(5,408)
Total net revenues		11,174	36,348	22,059	(708)	68,873

EXPENSES:
Casino		4,593	13,177	7,139		24,909
Racing			5,253			5,253
Video poker			1,203			1,203
Food and beverage		547	2,071	815		3,433
Other		3	70	2,008		2,081
Selling, general and administrative	$(1,274)	1,868	3,950	3,317	(4,276)	3,585
Depreciation and amortization	11	765	1,995	2,296		5,067
Pre-opening expense		32	(1)			31
Development expense		(649)	1			(648)
Affiliate management fees	90		1,213	872	(708)	1,467
Loss on disposal of assets		55	44	21		120
Corporate expense allocation		(1,425)	(1,426)	(1,425)	4,276
Total expenses	(1,173)	5,789	27,550	15,043	(708)	46,501

INCOME (LOSS) FROM OPERATIONS	1,173	5,385	8,798	7,016		22,372

OTHER INCOME (EXPENSE):
Interest income	4	7	61	536		608
Interest expense, net of amounts capitalized		(2,318)	(4,186)	(3,568)		(10,072)
Income from equity investment in subsidiaries	11,731				(11,731)
Total other income (expense)	11,735	(2,311)	(4,125)	(3,032)	(11,731)	(9,464)
NET INCOME	$12,908	$3,074	$4,673	$3,984	$(11,731)	$12,908

	Three Months Ended June 30, 2007
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$10,283	$27,586	$19,451		$57,320
Racing			6,658			6,658
Video poker			1,057			1,057
Food and beverage		629	2,866	758		4,253
Affiliate management fee income		724			$(724)
Other		587	350	1,999		2,936
Less promotional allowances		(1,206)	(2,543)	(1,485)		(5,234)
Total net revenues		11,017	35,974	20,723	(724)	66,990

EXPENSES:
Casino		4,467	12,918	6,923		24,308
Racing			5,356			5,356
Video poker			863			863
Food and beverage		608	2,056	681		3,345
Other		65	75	1,837		1,977
Selling, general and administrative	$1,889	1,853	3,996	3,132	4,974	15,844
Depreciation and amortization	11	1,208	2,170	1,716		5,105
Pre-opening expense		23		137		160
Development expense		83	56			139
Affiliate management fees	113		1,235	793	(724)	1,417
Loss on disposal of assets		15	1			16
Corporate expense allocation		1,688	1,643	1,643	(4,974)
Total expenses	2,013	10,010	30,369	16,862	(724)	58,530

INCOME (LOSS) FROM OPERATIONS	(2,013)	1,007	5,605	3,861		8,460

OTHER INCOME (EXPENSE):
Interest income	258	87	73	158		576
Interest expense, net of amounts capitalized		(2,648)	(4,245)	(3,096)		(9,989)
Income from equity investment in subsidiaries	802				(802)
Total other income (expense)	1,060	(2,561)	(4,172)	(2,938)	(802)	(9,413)
NET INCOME (LOSS)	$(953)	$(1,554)	$1,433	$923	$(802)	$(953)

	Six Months Ended June 30, 2008
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$20,148	$55,562	$39,373		$115,083
Racing			9,716			9,716
Video poker			3,156			3,156
Food and beverage		1,203	5,017	1,968		8,188
Affiliate management fee income		1,395			$(1,395)
Other		1,244	804	3,833		5,881
Less promotional allowances		(2,504)	(4,614)	(2,956)		(10,074)
Total net revenues		21,486	69,641	42,218	(1,395)	131,950

EXPENSES:
Casino		9,032	26,052	14,005		49,089
Racing			8,162			8,162
Video poker			2,329			2,329
Food and beverage		1,099	3,650	1,581		6,330
Other		7	130	3,366		3,503
Selling, general and administrative	$(420)	3,650	7,796	6,702	(2,149)	15,579
Depreciation and amortization	23	1,560	3,923	4,424		9,930
Pre-opening expense		87	8	32		127
Development expense		(641)	32			(609)
Affiliate management fees	175		2,403	1,654	(1,395)	2,837
Loss on disposal of assets		48	127	48		223
Corporate expense allocation		(718)	(713)	(718)	2,149
Total expenses	(222)	14,124	53,899	31,094	(1,395)	97,500

INCOME (LOSS) FROM OPERATIONS	222	7,362	15,742	11,124		34,450

OTHER INCOME (EXPENSE):
Interest income	68	45	135	1,104		1,352
Interest expense, net of amounts capitalized		(4,874)	(8,367)	(7,095)		(20,336)
Income from equity investment in subsidiaries	15,176				(15,176)
Total other income (expense)	15,244	(4,829)	(8,232)	(5,991)	(15,176)	(18,984)
NET INCOME	$15,466	$2,533	$7,510	$5,133	$(15,176)	$15,466

	Six Months Ended June 30, 2007
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$20,265	$54,901	$35,018		$110,184
Racing			10,120			10,120
Video poker			2,194			2,194
Food and beverage		1,210	5,153	1,309		7,672
Affiliate management fee income		1,345			$(1,345)
Other		1,252	813	3,234		5,299
Less promotional allowances		(2,364)	(5,171)	(2,605)		(10,140)
Total net revenues		21,708	68,010	36,956	(1,345)	125,329

EXPENSES:
Casino		8,993	25,387	12,267		46,647
Racing			8,273			8,273
Video poker			1,692			1,692
Food and beverage		1,195	3,728	1,146		6,069
Other		115	143	2,970		3,228
Selling, general and administrative	$2,629	3,776	8,090	5,861	6,509	26,865
Depreciation and amortization	22	2,387	4,641	3,004		10,054
Pre-opening expense		23	24	196		243
Development expense		1,716	68			1,784
Affiliate management fees	191		2,312	1,414	(1,345)	2,572
Loss on disposal of assets		76	21			97
Corporate expense allocation		2,257	2,126	2,126	(6,509)
Total expenses	2,842	20,538	56,505	28,984	(1,345)	107,524

INCOME (LOSS) FROM OPERATIONS	(2,842)	1,170	11,505	7,972		17,805

OTHER INCOME (EXPENSE):
Interest income	509	209	151	430		1,299
Interest expense, net of amounts capitalized		(5,282)	(8,454)	(5,875)		(19,611)
Income from equity investment in subsidiaries	1,826				(1,826)
Total other income (expense)	2,335	(5,073)	(8,303)	(5,445)	(1,826)	(18,312)
NET INCOME (LOSS)	$(507)	$(3,903)	$3,202	$2,527	$(1,826)	$(507)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2008
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,466	$2,533	$7,510	$5,133	$(15,176)	$15,466
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	23	1,560	3,923	4,424		9,930
Non-cash interest		1,062	948	520		2,530
Non-cash equity based and other compensation	(4,737)					(4,737)
Corporate expense allocation	2,149	(718)	(713)	(718)
Loss on disposal of assets		48	127	48		223
Income from equity investment in subsidiaries	(15,176)				15,176
Changes in operating assets and liabilities:
Restricted cash — purse settlements			(2,524)			(2,524)
Receivables		(9)	(2,131)	178		(1,962)
Receivables from affiliates		(15)	(60)	(80)	155
Payables to affiliates			328	(832)	(155)	(659)
Inventories		(25)	(13)	(57)		(95)
Prepaid expenses and other assets	(13)	(1,038)	(3)	(46)		(1,100)
Accounts payable	4	378	4,288	133		4,803
Accrued expenses	(306)	(1,475)	392	(461)		(1,850)
Net cash flows from operating activities	(2,590)	2,301	12,072	8,242		20,025
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(104)					(104)
Business acquisition and licensing costs			(258)	(1,000)		(1,258)
Construction project development costs		(16,697)	(3,354)			(20,051)
Purchase of property and equipment	(7)	(535)	(2,475)	(1,067)		(4,084)
Net cash flows from investing activities	(111)	(17,232)	(6,087)	(2,067)		(25,497)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(87)	(32)	(40)		(159)
Principal payments on debt		(7)	(10)	(2,866)		(2,883)
Proceeds from senior credit facilities		3,500		1,000		4,500
Payments on senior credit facilities		(3,500)		(1,000)		(4,500)
Proceeds from term loan		1,023				1,023
Member contributions (distributions)	(9,215)	17,818	(9,218)	(1,518)		(2,133)
Net cash flows from financing activities	(9,215)	18,747	(9,260)	(4,424)		(4,152)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(11,916)	3,816	(3,275)	1,751		(9,624)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,908	4,606	11,834	13,752		42,100
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(8)	$8,422	$8,559	$15,503		$32,476

	Six Months Ended June 30, 2007
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(507)	$(3,903)	$3,202	$2,527	$(1,826)	$(507)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	22	2,387	4,641	3,004		10,054
Non-cash interest		632	880	549		2,061
Non-cash equity based and other compensation	7,505					7,505
Corporate expense allocation	(6,509)	2,257	2,126	2,126
Loss on disposal of assets		76	21			97
Income from equity investment in subsidiaries	(1,826)				1,826
Changes in operating assets and liabilities:
Restricted cash — purse settlements			(1,255)			(1,255)
Receivables		41	(2,092)	241		(1,810)
Receivables from affiliates		(590)			590
Payables to affiliates			762	775	(590)	947
Inventories		(79)	(123)	(154)		(356)
Prepaid expenses and other assets	(38)	(976)	17	(13)		(1,010)
Accounts payable	8	(230)	3,517	(33)		3,262
Accrued expenses	88	594	1,350	874		2,906
Net cash flows from operating activities	(1,257)	209	13,046	9,896		21,894
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(121)					(121)
Proceeds from restricted cash				12,981		12,981
Business acquisition and licensing costs			(254)	(1,000)		(1,254)
Construction project development costs		(2,623)	(2,236)	(18,685)		(23,544)
Purchase of property and equipment	(4)	(688)	(1,544)	(1,543)		(3,779)
Proceeds from sale of property and equipment		22				22
Net cash flows from investing activities	(125)	(3,289)	(4,034)	(8,247)		(15,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(145)	(119)	(121)		(385)
Principal payments on debt		(672)	(2,694)	(1,748)		(5,114)
Member contributions (distributions)	1,893	(2,656)	(2,601)	(940)		(4,304)
Net cash flows from financing activities	1,893	(3,473)	(5,414)	(2,809)		(9,803)
NET INCREASE IN CASH AND CASH EQUIVALENTS	511	(6,553)	3,598	(1,160)		(3,604)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,999	13,069	8,889	13,964		56,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,510	$6,516	$12,487	$12,804		$53,317

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

Overview

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 777 slot machines and 17 table games, (ii) the Evangeline Downs racino in Opelousas, Louisiana with 1,627 slot machines and a one-mile dirt horse racetrack and four OTBs located throughout south central Louisiana and (iii) the Diamond Jo Worth casino in Worth County, Iowa with 910 slot machines, 25 table games and 7 poker tables which opened to the public in April 2006 and subsequently expanded in April 2007.

Results of Operations

Our results of operations discussed below include the consolidated results of operations of the Company, DJL, EVD and DJW for the three and six months ended June 30, 2008 and 2007.

Statement of Operations Data

INCOME (LOSS) FROM OPERATIONS:	Three Months Ended June 30,
(in thousands)	2008	2007
General corporate	$5,449	$(6,987)
Diamond Jo	3,252	1,971
Evangeline Downs	8,080	7,972
Diamond Jo Worth	5,591	5,504
Income from operations	$22,372	$8,460

	Diamond Jo Three Months Ended June 30,		Evangeline Downs Three Months Ended June 30,		Diamond Jo Worth Three Months Ended June 30,
(in thousands)	2008	2007	2008	2007	2008	2007
REVENUES:
Casino	$10,687	$10,283	$27,496	$27,586	$20,480	$19,451
Racing			6,399	6,658
Video poker			1,598	1,057
Food and beverage	635	629	2,785	2,866	1,012	758
Other	567	587	390	350	2,232	1,999
Less promotional allowances	(1,423)	(1,206)	(2,320)	(2,543)	(1,665)	(1,485)
Net revenues	10,466	10,293	36,348	35,974	22,059	20,723
EXPENSES:
Casino	4,593	4,467	13,177	12,918	7,139	6,923
Racing			5,253	5,356
Video poker			1,203	863
Food and beverage	547	608	2,071	2,056	815	681
Other	3	65	70	75	2,008	1,837
Selling, general and administrative	1,868	1,853	3,950	3,996	3,317	3,132
Depreciation and amortization	765	1,208	1,995	2,170	2,296	1,716
Pre-opening expense	32	23	(1)			137
Development expense	(649)	83	1	56
Loss on disposal of assets	55	15	44	1	21
Affiliate management fees			505	511	872	793
Total expenses	7,214	8,322	28,268	28,002	16,468	15,219
Income from operations	$3,252	$1,971	$8,080	$7,972	$5,591	$5,504

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Net revenues increased $1.9 million, or 3%, to $68.9 million for the three months ended June 30, 2008 from $67.0 million for the three months ended June 30, 2007. This increase was primarily derived from a $1.3 million net revenue increase at DJW directly related to the impact of DJW’s casino expansion that opened to the public in late April 2007 as well as an increase in net revenues at EVD and DJL of $0.4 million and $0.2 million, respectively.

DJL’s casino revenues increased by $0.4 million to $10.7 million for the three months ended June 30, 2008 from $10.3 million for the three months ended June 30, 2007. DJL’s slot revenue increased to $10.0 million for the three months ended June 30, 2008 from $9.6 million for the three months ended June 30, 2007 as a result of an increase in slot hold percentage. DJL’s table game revenue remained substantially unchanged at $0.7 million for each of the three months ended June 30, 2008 and 2007.

DJW’s casino revenues increased by $1.0 million, or 5%, to $20.5 million for the three months ended June 30, 2008 from $19.5 million for the three months ended June 30, 2007 primarily due to the opening of the casino expansion project to the public in late April 2007.  DJW’s slot revenue increased 5% to $18.8 million for the three months ended June 30, 2008 from $17.9 million for the three months ended June 30, 2007.  DJW table game revenue increased 7% to $1.5 million for the three months ended June 30, 2008 from $1.4 million for the three months ended June 30, 2007.  Poker revenue remained unchanged at $0.2 million for the three months ended June 30, 2008 and 2007.

Casino operating expenses increased $0.6 million, or 2%, to $24.9 million for the three months ended June 30, 2008 from $24.3 million for the three months ended June 30, 2007 due primarily to (i) an increase in payroll and payroll related expenses at EVD of $0.3 million and (ii) an increase in gaming taxes at DJW of $0.2 million related to the increase in gaming revenue.

Video poker revenues at EVD for the three months ended June 30, 2008 increased 45% to $1.6 million compared to $1.1 million for the three months ended June 30, 2007. The increase in video poker revenues is primarily attributable to the addition of video poker at our Henderson OTB in August 2007 as well as substantial increases in video poker revenue at both our Port Allen and Eunice OTBs of 20% and 40%, respectively, which is primarily attributable to recent renovations at the Port Allen facility as well as continuous updating of the video poker machines at these OTB’s to provide the latest and most popular games.

Consistent with the increase in video poker revenues, video poker expenses increased $0.3 million to $1.2 million for the three months ended June 30, 2008 from $0.9 million for the three months ended June 30, 2007.

Food and beverage revenues and other revenues increased $0.4 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due primarily to (i) an increase in food and beverage revenues of $0.2 million at DJW related to the opening of a new high-end restaurant in January 2008 and the continued success of DJW’s  buffet restaurant which was added as part of the casino expansion and opened in June 2007 and (ii) an increase in other revenue at DJW of $0.2 million related to an increase in convenience store revenues due to an increase in fuel prices over the second quarter of 2007.  Consistent with these increases in sales, DJW realized relative increases in food and beverage and other expenses.

Selling, general and administrative expenses decreased $12.2 million to $3.6 million for the three months ended June 30, 2008 from $15.8 million for the three months ended June 30, 2007. This decrease was due primarily to a $12.7 million decrease in non-cash expenses related to a decrease in the fair value of PGP incentive units granted to certain executive officers of the Company in 2005.  This decrease was partially offset by (i) an increase of $0.3 million of general corporate operating expenses primarily due to increased travel costs and (ii) an increase of $0.2 million in expenses associated with operations at DJW, including increased costs associated with the casino expansion relative to the corresponding period of the prior year.

Depreciation and amortization expenses at DJW increased $0.6 million, or 35%, to $2.3 million for the three months ended June 30, 2008 from $1.7 million for the three months ended June 30, 2007 due primarily to the impact of the depreciation on the assets associated with the casino expansion.  In addition, included in depreciation expense for the three months ended June 30, 2008 is an impairment charge associated with long-lived assets at DJW’s waste water treatment facility of approximately $0.2 million.  The increase in deprecation and amortization expenses at DJW is offset by decreases at DJL and EVD of $0.4 million and $0.2 million, respectively, related to assets that had reached their useful lives after the second quarter of 2007.

In 2007, DJL expensed $1.3 million to development expense relating to its unconditional obligation to contribute the Diamond Jo vessel to the Dubuque County Historical Society (the “Historical Society”).  In June 2008, DJL and the Historical Society reached an amended agreement wherein DJL would sell the vessel with the proceeds to be split evenly between DJL and the Historical Society.  Based on this agreement, DJL reduced its outstanding obligation to the Historical Society by 50% of the estimated proceeds expected to be received upon the sale of the Diamond Jo vessel with a corresponding credit to development expense on the Company’s statement of operations.

Affiliate management fees of $1.5 million and $1.4 million for the three months ended June 30, 2008 and 2007, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW and increased primarily due to the increased revenues at DJW.

Interest income of approximately $0.6 million for the three months ended June 30, 2008 is primarily related to interest earned on DJW’s investment in its available for sale security.  Interest income of approximately $0.6 million for the three months ended June 30, 2007 is primarily related to interest earned on cash deposits invested in interest bearing accounts.  Interest expense, net of amounts capitalized, remained substantially unchanged at $10.1 million and $10.0 million for the three months ended June 30, 2008 and 2007, respectively. Interest expense at DJW increased approximately $0.5 million primarily related to the issuance of $23 million principal amount of DJW Notes in October 2007. This increase is partially offset by a decrease in interest expense at DJL primarily related to $0.6 million of capitalized interest in the second quarter of 2008.  Interest expense of approximately $0.6 million and $0.2 million was capitalized as part of the casino development and other construction projects during the three months ended June 30, 2008 and 2007, respectively.

INCOME (LOSS) FROM OPERATIONS:	Six Months Ended June 30,
(in thousands)	2008	2007
General corporate	$2,371	$(9,351)
Diamond Jo	5,249	2,082
Evangeline Downs	16,424	14,976
Diamond Jo Worth	10,406	10,098
Income from operations	$34,450	$17,805

	Diamond Jo Six Months Ended June 30,		Evangeline Downs Six Months Ended June 30,		Diamond Jo Worth Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007	2008	2007
REVENUES:
Casino	$20,148	$20,265	$55,562	$54,901	$39,373	$35,018
Racing			9,716	10,120
Video poker			3,156	2,194
Food and beverage	1,203	1,210	5,017	5,153	1,968	1,309
Other	1,244	1,252	804	813	3,833	3,234
Less promotional allowances	(2,504)	(2,364)	(4,614)	(5,171)	(2,956)	(2,605)
Net revenues	20,091	20,363	69,641	68,010	42,218	36,956
EXPENSES:
Casino	9,032	8,993	26,052	25,387	14,005	12,267
Racing			8,162	8,273
Video poker			2,329	1,692
Food and beverage	1,099	1,195	3,650	3,728	1,581	1,146
Other	7	115	130	143	3,366	2,970
Selling, general and administrative	3,650	3,776	7,796	8,090	6,702	5,861
Depreciation and amortization	1,560	2,387	3,923	4,641	4,424	3,004
Pre-opening expense	87	23	8	24	32	196
Development expense	(641)	1,716	32	68
Loss on disposal of assets	48	76	127	21	48
Affiliate management fees			1,008	967	1,654	1,414
Total expenses	14,842	18,281	53,217	53,034	31,812	26,858
Income from operations	$5,249	$2,082	$16,424	$14,976	$10,406	$10,098

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Net revenues increased $6.6 million, or 5%, to $131.9 million for the six months ended June 30, 2008 from $125.3 million for the six months ended June 30, 2007. This increase was primarily derived from a $5.3 million net revenue increase at DJW directly related to the impact of DJW’s casino expansion that opened to the public in April 2007 as well as an increase in net revenues at EVD of $1.6 million. This increase was partially offset by a decrease in net revenues at DJL of $0.3 million.

EVD’s casino revenues increased 1% to $55.6 million for the six months ended June 30, 2008 from $54.9 million for the six months ended June 30, 2007 primarily related to an increase in slot hold percentage. Promotional allowances as a percentage of casino revenues decreased by approximately $0.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to improvements to the database marketing programs to target more profitable customers.

DJL’s casino revenues decreased to $20.1 million for the six months ended June 30, 2008 from $20.3 million for the six months ended June 30, 2007. DJL’s operations were negatively impacted by adverse weather conditions during the first quarter of 2008, which impacted revenue at DJL for 28 days in the first quarter of 2008 compared to only 13 days during the same period in 2007. DJL’s slot revenue remained substantially unchanged at $18.7 million for the six months ended June 30, 2008 and 2007 and DJL’s table game revenue decreased 7% to $1.4 million for the six months ended June 30, 2008 compared to $1.5 million for the six months ended June 30, 2007.

DJW’s casino revenues increased by $4.4 million, or 13%, to $39.4 million for the six months ended June 30, 2008 from $35.0 million for the six months ended June 30, 2007. This increase is due primarily the impact of the April 2007 DJW casino expansion.  DJW’s slot revenue increased to $36.0 million for the six months ended June 30, 2008 from $32.1 million for the six months ended June 30, 2007.  DJW table game revenue increased to $2.9 million for the six months ended June 30, 2008 from $2.7 million for the six months ended June 30, 2007.  Poker revenue increased to $0.5 million for the six months ended June 30, 2008 from $0.2 million for the six months ended June 30, 2007.

Casino operating expenses increased $2.5 million to $49.1 million for the six months ended June 30, 2008 from $46.6 million for the six months ended June 30, 2007 due primarily to (i) an increase in casino payroll and other operating expenses at DJW directly related to the casino expansion and (ii) an increase in gaming taxes at DJW and EVD related to the increases in gaming revenue at each property.

Racing revenues at EVD for the six months ended June 30, 2008 were $9.7 million compared to $10.1 million for the six months ended June 30, 2007. This decrease is primarily due to running 48 live race days in 2008 versus 52 days for 2007.

Consistent with a decrease in racing revenues, racing expenses decreased $0.1 million to $8.2 million for the six months ended June 30, 2008 from $8.3 million for the six months ended June 30, 2007.

Video poker revenues at EVD for the six months ended June 30, 2008 increased 45% to $3.2 million compared to $2.2 million for the six months ended June 30, 2007. The increase in video poker revenues is primarily attributable to the addition of video poker at our Henderson OTB in August 2007 as well as increases in video poker revenue at both our Port Allen and Eunice OTBs of 17% and 27%, respectively, which is primarily attributable to recent renovations at the Port Allen facility as well as continuous updating of the video poker machines at these OTB’s to provide the latest and most popular games.

Consistent with an increase in video poker revenues as described above, video poker expenses increased $0.6 million to $2.3 million for the six months ended June 30, 2008 from $1.7 million for the six months ended June 30, 2007.

Food and beverage revenues and other revenues increased $1.1 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due primarily to (i) an increase in food and beverage revenues of $0.7 million at DJW related to the opening of a new high-end restaurant in January 2008 and the continued success of DJW’s  buffet restaurant which was added as part of the casino expansion and opened in June 2007 and (ii) an increase in other revenue at DJW of $0.6 million primarily related to an increase in convenience store revenues due to an increase in fuel prices over 2007. Consistent with these increases in sales, DJW realized relative increases in food and beverage and other expenses.

Selling, general and administrative expenses decreased $11.3 million to $15.6 million for the six months ended June 30, 2008 from $26.9 million for the six months ended June 30, 2007. This decrease was due primarily to a $12.2 million decrease in non-cash expenses related to a decrease in the fair value of PGP incentive units granted to certain executive officers of the Company in 2005.  This decrease was partially offset by a $0.8 million increase in expenses associated with operations at DJW primarily related to additional costs associated with the casino expansion.

Depreciation and amortization expenses decreased to $9.9 million for the six months ended June 30, 2008 from $10.1 million for the six months ended June 30, 2007 due primarily to decreases at DJL and EVD of $0.8 million and $0.7 million, respectively, related to assets that had reached their useful lives after the second quarter of 2007.  These decreases were partially offset by an increase at DJW of $1.4 million primarily related to the impact of the depreciation on the assets associated with the DJW casino expansion. In addition, included in depreciation expense for the six months ended June 30, 2008 is an impairment charge associated with long-lived assets at DJW’s waste water treatment facility of approximately $0.2 million.

In 2007, DJL expensed $1.3 million to development expense relating to its unconditional obligation to contribute the Diamond Jo vessel to the Historical Society.  In June 2008, DJL and the Historical Society reached an amended agreement wherein DJL would sell the vessel with the proceeds to be split evenly between DJL and the Historical Society.  Based on this agreement, DJL reduced its outstanding obligation to the Historical Society by 50% of the estimated proceeds expected to be received upon the sale of the Diamond Jo vessel with a corresponding credit to development expense on the Company’s statement of operations.  In relation to its new casino development, during the six months ended June 30, 2007, DJL expensed $1.4 million as development expense relating to certain of its obligations under an agreement with the Historical Society and approximately $0.3 million of other costs associated with the development project.

Affiliate management fees of $2.8 million and $2.6 million for the six months ended June 30, 2008 and 2007, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW and increased primarily due to the increased revenues at DJW.

Interest income of approximately $1.4 million for the six months ended June 30, 2008 is primarily related to interest earned on DJW’s investment in its available for sale security.  Interest income of approximately $1.3 million for the six months ended June 30, 2007 is primarily related to interest earned on cash deposits invested in interest bearing accounts.  Interest expense, net of amounts capitalized, increased $0.7 million to $20.3 million during the six months ended June 30, 2008 from $19.6 million for the six months ended June 30, 2007. This increase is primarily due to an increase in interest at DJW of approximately $1.2 million primarily related to the issuance of $23 million principal amount of DJW Notes in October 2007, partially offset by a decrease in interest expense at DJL primarily related to $0.9 million of capitalized interest.  Interest expense of approximately $0.9 million and $0.6 million was capitalized as part of the casino development and other construction projects during the six months ended June 30, 2008 and 2007, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance decreased $9.6 million to $32.5 million at June 30, 2008 from $42.1 million at December 31, 2007.

Cash flows from operating activities were $20.0 million during the six months ended June 30, 2008, a decrease of $1.9 million when compared to $21.9 million during the six months ended June 30, 2007.

Cash flows used in investing activities during the six months ended June 30, 2008 was $25.5 million consisting of (i) payments of $16.7 million for construction and other development costs associated with the DJL casino development project, (ii) cash outflows of $3.4 million related to the hotel development project and the development of the turf track at EVD, (iii) cash outflows of $4.1 million at DJL, EVD and DJW primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures and (iv) business acquisition and licensing costs of $1.3 million primarily related to DJW’s license agreement with the State of Iowa requiring a $1.0 million payment in May 2008.

Cash flows used in financing activities during the six months ended June 30, 2008 of $4.2 million reflects payments on debt of $2.9 million, member distributions of $2.1 million and deferred financing costs of $0.2 million, partially offset by proceeds from DJL’s term loan in the amount of $1.0 million.

As of June 30, 2008, the Company had no outstanding advances under the revolver portion of the PGL Credit Facility and outstanding letters of credit of approximately $0.9 million. In addition, as of June 30, 2008, DJW had no outstanding balances under the DJW Credit Facility and outstanding letters of credit of approximately $0.7 million.  As of June 30, 2008, DJL had approximately $1.0 million outstanding under the Term Loan.

Financing Activities

Our financing activities will have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

On June 30, 2008, DJL and EVD (the “Borrowers”) entered into a Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) with Wells Fargo Foothill, Inc. (“Wells Fargo”), as the arranger and agent for the lenders thereunder, which amends the PGL Credit Facility.

The Fifth Amendment provides, among other things, that:

•	The term of the PGL Credit Facility is extended to January 15, 2012;

•
Capital expenditures will be permitted, in addition to those otherwise previously permitted by the terms of the PGL Credit Facility, in an aggregate amount not to exceed (i) $25,000,000 by EVD in connection with the project to design, develop, construct, equip and operate the new hotel project adjacent to EVD’s casino and racetrack in Opelousas, Louisiana, including the remodeling of the existing casino exterior, casino floors and restaurants, (ii) $8,000,000 by EVD to develop an off-track betting parlor in St. Martin Parish, Louisiana, and (iii) $85,000,000 by DJL in connection with the project to design, develop, construct, equip and operate the Dubuque Casino;

•
The applicable margin for advances made under the PGL Credit Facility with respect to base rate loans and LIBOR rate loans was increased to (i) 0.50% and 3.00%, respectively, where Combined EBITDA for the applicable 12-month period is less than $40,000,000, (ii) 0.25% and 2.50%, respectively, where Combined EBITDA for the applicable 12-month period is greater than or equal to $40,000,000 but less than $52,000,000, (iii) 0.00% and 2.25%, respectively, where Combined EBITDA for the applicable 12-month period is greater than or equal to $52,000,000, but less than $62,000,000 and (iv) 0.00% and 2.00%, respectively, where Combined EBITDA for the applicable 12-month period is greater than $62,000,000.

•
The prepayment premium for early termination by the Borrowers has been reduced to $1,300,000 for the period starting from the date of the Fifth Amendment to the first anniversary of such date, $650,000 for the period starting from the first anniversary of the date of the Fifth Amendment to the second anniversary, and $0 during the period of time from and including the date that is the second anniversary of the date of the Fifth Amendment;

•	The resetting of restrictions related to permitted investments, restricted payments and indebtedness;

•	All obligations shall have a minimum interest rate of 6.00% per annum;

•
In certain instances, the Borrowers will be permitted to make payments in accordance with its management agreements, but in no event will the payments in any fiscal year exceed than the lesser of (i) 5% of Combined EBITDA for the immediately preceding fiscal year and (ii) $4,000,000;

•	An increase in the required minimum Combined EBITDA of the Borrowers to $40,000,000 for the twelve month period ended on June 30, 2008 and on the last day of each fiscal quarter ended thereafter; and

•
Commencing March 1, 2009, Borrowers must establish a reserve against available borrowings under the PGL Credit Facility at a rate of $575,833.33 times the number of months that have elapsed during the period commencing on February 1, 2009 and ending on February 28, 2010.  The reserve shall be released upon the repayment of EVD’s outstanding 13% senior notes due March 1, 2010.

In connection with execution of the Fifth Amendment, the Borrowers also entered into a fee letter by which Wells Fargo may syndicate up to $25.0 million of the advances under the PGL Credit Facility, subject to certain terms and conditions.

On May 1, 2008, PGL, DJL and EVD (collectively, the “FF&E Borrowers”) entered into a Loan and Security Agreement (“Term Loan”) with American Trust & Savings Bank (“Bank”).  The Term Loan allows the FF&E Borrowers to request advances of up to $8.0 million during the period May 1, 2008 through December 31, 2008 (the “Draw Down Period”) to finance the purchase of certain furniture, fixtures and equipment related to DJL’s new casino development. No principal payments are due during the Draw Down Period and interest shall accrue on all advances at a rate equal to the Wall Street Journal Prime Rate per annum and is payable the first of each month in arrears.  Commencing on January 1, 2009 and continuing through December 1, 2013 (the “Term Period”), the FF&E Borrowers shall pay principal in equal monthly installments, plus accrued interest, with the first principal payment due on February 1, 2009. Interest during the Term Period shall be calculated at a rate of 6.5% per annum.  As of June 30, 2008, DJL had outstanding advances of approximately $1.0 million under the Term Loan.

On August 31, 2006, DJW entered into the First Supplemental Indenture to the Indenture, dated as of July 19, 2005, requiring among other things, DJW to offer to buy back a portion of DJW’s 11% senior secured notes due 2012 (“DJW Notes”) on a semi-annual basis at a premium of 7.5%, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein) (“Excess Cash Flow Amount”).  DJW redeemed $1.4 million principal amount of DJW Notes, plus applicable premium and accrued interest, in May 2008 based on the Excess Cash Flow provision.

Development

DJL is currently constructing a new casino facility in close proximity to its current riverboat location within the Port of Dubuque in Dubuque, Iowa.  DJL’s new casino facility will include approximately 924 slot machines, 17 table games and a five-table poker room.  Additional amenities will include a bowling center, various restaurants and an entertainment center.  The new casino project is estimated to cost approximately $84.0 million and is expected to open in December 2008.

In addition, EVD is currently developing a 75,000 square foot, 100 room hotel contiguous to its current casino along with various other property improvements including the remodel of the existing casino exterior, casino floor and restaurants, at a total estimated cost of approximately $21.2 million.  Additional amenities for the hotel include a fitness center, meeting space, a full in-house support laundry and a guest business center. Adjoining the existing racino structure, the new hotel, which is expected to open in the summer of 2009, will provide easy access to the casino and all of EVD’s existing amenities.

General

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations, (ii) available borrowings under the PGL Credit Facility, (iii) available borrowings under the DJW Credit Facility and (iv) available borrowings under the Term Loan. The available borrowing amount at June 30, 2008, after reductions for letters of credit outstanding under the PGL Credit Facility and the DJW Credit Facility was $64.1 million and $4.3 million, respectively. The available borrowing amount at June 30, 2008 under the Term Loan was $7.0 million.  Contractual restrictions and other provisions contained in the agreements governing our consolidated indebtedness, including our senior credit facilities and the indentures governing the Peninsula Gaming Notes and the DJW Notes, limit or restrict our ability to use the funds available to us at each of our gaming properties.

For DJL and EVD, we expect our capital expenditures for the next twelve months, excluding any amounts related to the casino development at DJL and the hotel development at EVD, to be approximately $5.0 million. Capital expenditures for the next twelve months related to the casino development at DJL are estimated to be approximately $57.6 million. Capital expenditures and other development costs for the next twelve months at EVD related to the hotel development and property remodel and improvements are expected to be approximately $17.1 million. DJL and EVD’s debt maturities for the next twelve months are estimated to be approximately $0.7 million. DJL and EVD’s member distributions to PGP for the next twelve months are currently estimated to be approximately $2.0 million.  The Company plans to finance these expected cash requirements with: (i) a portion of the available cash on hand at the DJL and EVD of $17.0 million at June 30, 2008, excluding amounts needed for normal operations, (ii) cash generated from operations, (iii) available borrowings under the PGL Credit Facility, (iv) available borrowings under the Term Loan and (v) available slot vendor financing. There can be no assurances that the projects described above will be completed in the estimated time frames or at the estimated costs.

For DJW, we expect our capital expenditures for the next twelve months to be approximately $3.6 million, including the $1.0 million payment due in May 2009 related to DJW’s gaming license. DJW’s debt maturities for the next twelve months are estimated to be approximately $1.6 million. DJW’s member distributions to PGP for the next twelve months are currently estimated to be approximately $0.9 million.  The Company plans to finance these expected cash requirements with: (i) a portion of the available cash on hand at DJW of $15.5 million at June 30, 2008, excluding amounts needed for normal operations, and (ii) cash generated from operations.

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

CONTRACTUAL OBLIGATIONS

A table of our contractual obligations as of December 31, 2007 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no significant changes to our contractual obligations during the six months ended June 30, 2008.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2008.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOUSRES ABOUT MARKET RISK

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility, the DJW Credit Facility and the Term Loan. As of June 30, 2008, the Company had no outstanding borrowings under the PGL Credit Facility and DJW Credit Facility and had approximately $1.0 million in outstanding borrowings under the Term Loan. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility, DJW Credit Facility and the Term Loan (currently an aggregate amount of $78.0 million) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.8 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate available for sale investment and debt borrowings. Our fixed rate available for sale investment is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed and variable rate debt borrowings as of June 30, 2008 (dollars in millions):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Available for sale investment	2011 – 2037	7½	%	$11.7	$11.7	(1)
8 ¾% senior secured notes	April 15, 2012	8¾	%	253.0	228.7	(2)
13% senior notes with contingent interest of EVD	March 1, 2010	13%		6.9	6.9	(2)
11% senior secured notes	April 15, 2012	11%		115.1	115.7	(2)
Term loan	December 1, 2013	5%		1.0	1.0	(2)
Notes payable, capital lease obligations and other financial instruments	2008 - 2017	7 ¼% - 8¾	%	4.1	4.2	(2)
Derivative liability	April 15, 2012	N/A		1.1	1.1	(2)
Obligation under Minimum Assessment Agreement	2011 - 2037	N/A		3.9	3.9	(2)

(1)           Our available for sale investment is not traded.  Fair value is based on considerable judgment using a combination of current market rates and estimates of market conditions for similar instruments and estimates from two independent sources of what market participants would use in pricing the bond.  Due to the illiquid nature of the investment, changes in market risks could have a significant impact on the fair value.

(2)           Represents fair value as of June 30, 2008 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

 ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-l 5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives. Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting.   There were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 20, 2008, EVD and the Department entered into a Settlement Agreement (the “Settlement Agreement”) which settled tax disputes between EVD and the Department arising out of audits conducted by the Department of the taxable years ended December 31, 2002, 2003 and 2004.  The Department and EVD also reached an agreement regarding the payment of additional sales tax by EVD for tax years beginning on or after January 2005 for which EVD paid $0.3 million to the Department for the tax years 2005 - 2007.  The sales and use tax dispute with St. Landry Parish and the City of Opelousas remains open. EVD has accrued management’s best estimate of all sales and use taxes that may be due to St. Landry Parish or the City of Opelousas as of June 30, 2008.

In October 2005, EVD filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. In March 2008, EVD and the general contractor agreed in principal to a settlement agreement whereby EVD agreed to pay the general contractor approximately $0.8 million to settle all claims related to the arbitration.  The formal agreement was executed in the second quarter of 2008.  Accordingly, in the second quarter of 2008 EVD recorded an $0.8 million reduction in the $1.6 million liability for unpaid billings from the contractor previously recorded on the Company’s consolidated balance sheet with a corresponding reduction in property and equipment.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description
4.1	Loan and Security Agreement dated May 1, 2008 by and between Diamond Jo, LLC, The Old Evangeline Downs, L.L.C. and American Trust and Savings Bank.

4.2
Fifth Amendment to Loan and Security Agreement, dated June 30, 2008 by and between Diamond Jo, LLC, The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc. - incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed July 7, 2008.

10.1	First Change Order dated April 19, 2008, between Diamond Jo, LLC and Conlon Construction Company

10.2	Second Change Order dated June 12, 2008, between Diamond Jo, LLC and Conlon Construction Company

31.1	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on August 14, 2008.

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