Form 10-Q
period 2008-09-30
Peninsula Gaming, LLC
filed 2008-11-14
CIK 1299109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

600 Star Brewery Dr., Suite 110
Dubuque, Iowa 52001
(563) 690-4975
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

PENINSULA GAMING, LLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,815	$42,100
Restricted cash—purse settlements	4,254	4,902
Accounts receivable, net	6,272	3,000
Receivables from affiliates	192	-
Inventories	966	911
Prepaid expenses and other assets	1,376	1,375
Total current assets	46,875	52,288

PROPERTY AND EQUIPMENT, NET	241,351	188,812
OTHER ASSETS:
Deferred financing costs, net of amortization of $13,159 and $10,325, respectively	19,765	21,785
Goodwill	53,083	53,083
Licenses and other intangibles	38,386	37,016
Deposits and other assets	3,918	6,452
Investment available for sale	10,304	12,491
Total other assets	125,456	130,827
TOTAL	$413,682	$371,927

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,358	$3,489
Construction payable	9,576	4,884
Purse settlement payable	5,905	6,723
Accrued payroll and payroll taxes	5,303	5,618
Accrued interest	16,329	7,797
Other accrued expenses	10,888	9,800
Payable to affiliates	3,447	3,921
Current maturities of long-term debt and leases	5,852	3,147
Total current liabilities	60,658	45,379

LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	253,121	252,789
11% senior secured notes, net of discount	113,336	116,358
13% senior notes, net of discount	6,871	6,853
Senior secured credit facilities	8,000	-
Term loan	3,378	-
Notes and leases payable, net of discount	1,433	1,887
Obligation under Minimum Assessment Agreement	9,402	-
Other liabilities	6,446	8,283
Total long-term liabilities	401,987	386,170
Total liabilities	462,645	431,549

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(53,466)	(66,424)
Accumulated other comprehensive loss	(4,497)	(2,198)
Total member’s deficit	(48,963)	(59,622)
TOTAL	$413,682	$371,927

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
REVENUES:
Casino	$56,551	$58,590	$171,634	$168,774
Racing	5,060	5,422	14,776	15,542
Video poker	1,346	1,123	4,502	3,317
Food and beverage	4,212	4,308	12,400	11,980
Other	3,491	3,206	9,372	8,505
Less promotional allowances	(5,301)	(5,090)	(15,375)	(15,230)
Total net revenues	65,359	67,559	197,309	192,888

EXPENSES:
Casino	23,600	24,090	72,689	70,737
Racing	4,439	4,511	12,601	12,784
Video poker	996	1,001	3,325	2,693
Food and beverage	3,330	3,300	9,660	9,369
Other	2,424	2,256	5,927	5,484
Selling, general and administrative	9,083	11,912	24,662	38,777
Depreciation and amortization	4,867	5,571	14,797	15,625
Pre-opening expense	78	22	205	264
Development expense	96	19	(513)	1,803
Affiliate management fees	1,383	1,483	4,220	4,056
Loss on disposal of assets	81	2,881	304	2,978
Total expenses	50,377	57,046	147,877	164,570

INCOME FROM OPERATIONS	14,982	10,513	49,432	28,318

OTHER INCOME (EXPENSE):
Interest income	586	533	1,938	1,832
Interest expense, net of amounts capitalized	(9,387)	(10,512)	(29,723)	(30,123)
Total other expense	(8,801)	(9,979)	(27,785)	(28,291)

NET INCOME	$6,181	$534	$21,647	$27

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,647	$27
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,797	15,625
Non-cash interest	3,547	3,101
Non-cash equity based and other compensation	(5,630)	9,491
Loss on disposal of assets	304	2,978
Changes in operating assets and liabilities:
Restricted cash — purse settlements	648	(130)
Receivables	(730)	(1,438)
Inventories	(55)	(259)
Prepaid expenses and other assets	(976)	(1,693)
Accounts payable	(898)	1,035
Accrued expenses	6,134	11,540
Payable/receivable - affiliates	(666)	1,609
Net cash flows from operating activities	38,122	41,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(68)	(152)
Proceeds from restricted cash	-	12,981
Business acquisition and licensing costs	(1,372)	(1,378)
Construction project development costs	(44,393)	(28,400)
Purchase of property and equipment	(5,069)	(5,647)
Net cash flows used in investing activities	(50,902)	(22,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(929)	(455)
Principal payments on debt	(3,425)	(4,814)
Proceeds from senior credit facilities	14,500	-
Payments on senior credit facilities	(6,500)	(3,000)
Proceeds from term loan	3,908	-
Member distributions	(3,059)	(5,525)
Net cash flows from financing activities	4,495	(13,794)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,285)	5,496

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,100	56,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,815	$62,417

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$19,541	$18,668

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired, but not paid	$11,598	$3,770
Property and equipment acquired in exchange for obligation under Minimum Assessment Agreement	8,752	-
Property and equipment acquired in exchange for indebtedness	2,005	3,471
Unrealized loss on available for sale investment	2,299	-
See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company organized in 1999, is a holding company with no independent operations whose primary assets are cash and its equity interests in its wholly owned subsidiaries. PGL’s subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), which owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), which owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; (iii) Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”), and (iv) Peninsula Gaming Corp., a Delaware corporation (“PGC”), with no assets or operations formed in March 2004 solely to facilitate the offering of the Company’s 8 3/4% senior secured notes due 2012 (the “Peninsula Gaming Notes”). DJWH is a holding company with no independent operations whose sole assets are its equity interests in its wholly owned subsidiaries. DJWH’s subsidiaries consist of: (i) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), which owns and operates the Diamond Jo casino in Worth County, Iowa and (ii) DJW Corp., a Delaware corporation (“DJWC”), with no assets or operations formed solely to facilitate the offering by DJW of its 11% senior secured notes due 2012 (the “DJW Notes”). The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).

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

2. Summary of Significant Accounting Policies

Investment—In October 2007, DJW purchased approximately $23 million principal amount of 7.5 % Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”).  This investment is the Company’s only investment, is classified as available-for-sale, and is recorded at fair value.  The fair value of the investment at September 30, 2008 and December 31, 2007 was approximately $10.3 million and $12.5 million, respectively.  The investment has experienced a market decline of $4.5 million since its purchase.  The Company considers the market decline to be temporary due primarily to a move to more conservative investments in the current credit crisis and has the positive intent and ability to hold the investment until recovery.  The Company will continue to monitor this investment.

Development expense—Costs associated with new business opportunities are expensed as incurred unless the cost is capitalizable and management believes it is probable the project will be completed. For the nine months ended September 30, 2007, the Company incurred development expenses associated with the development of DJL’s proposed new casino.  During the nine months ended September 30, 2007, DJL expensed $1.4 million as development expense associated with its charitable obligations under the Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006 (“Historical Society Agreement”) between DJL and the Dubuque County Historical Society (“Historical Society”) and the Company expensed $0.4 million of other development costs.  As part of the Historical Society Agreement, in December 2007, DJL expensed an additional $1.3 million to development expense related to its obligation to contribute the Diamond Jo vessel to the Historical Society.  In June 2008, DJL and the Historical Society reached an agreement to sell the vessel and split the proceeds evenly between DJL and the Historical Society.  Based on this agreement, DJL reduced its outstanding obligation to the Historical Society by 50% of the estimated proceeds expected to be received upon the sale of the Diamond Jo vessel with a corresponding credit to development expense on the Company’s statement of operations. During the three and nine months ended September 30, 2008, DJL expensed $0.1 million of other costs associated with the development project.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the fair values of equity based compensation, an embedded derivative, the DJW investment in City Bonds, the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets, and the estimated liabilities for the EVD sales tax contingency, slot club awards, legal disputes and self insured medical and workers compensation claims.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure certain eligible financial assets and financial liabilities at fair value (the fair value option). SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. As of January 1, 2008, the Company chose not to elect the fair value option for any eligible financial assets or liabilities existing at that date. The Company will consider whether to elect the fair value option for new eligible financial assets or liabilities entered into in the future on an instrument by instrument basis.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this standard applies prospectively to fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the standard will also apply to all other fair value measurements. The Company is currently evaluating the impact on the Company’s financial statements of the delayed provisions of SFAS No. 157. The Company adopted SFAS No. 157 on January 1, 2008, as required, for financial instruments and recurring fair value measurements of non-financial assets and liabilities. The adoption did not have a material effect on the Company’s financial statements. See Note 5 for additional information on fair value measurements and disclosures.

3. Property and Equipment

Property and equipment at September 30, 2008 and December 31, 2007 is summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Land and land improvements	$18,182	$18,170
Buildings and improvements	140,360	137,669
Riverboat and improvements	10,818	8,442
Furniture, fixtures and equipment	71,084	65,077
Computer equipment	9,387	8,842
Vehicles	426	379
Construction in progress	78,294	18,188
Subtotal	328,551	256,767
Accumulated depreciation	(87,200)	(67,955)
Property and equipment, net	$241,351	$188,812

Depreciation and amortization expense for the three months ended September 30, 2008 and 2007 was $4.9 million and $5.6 million, respectively.  Depreciation and amortization expense for the nine months ended September 30, 2008 and 2007 was $14.8 million and $15.6 million, respectively.

The Company capitalizes interest costs associated with debt incurred in connection with significant construction projects. The amount capitalized during the three months ended September 30, 2008 and 2007 was $1.1 million and $0.1 million, respectively.  The amount capitalized during the nine months ended September 30, 2008 and 2007 was $2.0 million and $0.7 million, respectively.

In connection with DJL’s proposed casino development, DJL began accelerating depreciation on long-lived assets with a net book value of approximately $4.5 million that will either be contributed to the Historical Society or will not be utilized at its new casino facility.  Accelerated depreciation on these assets began during the fourth quarter of 2006 and DJL will continue to depreciate the remaining net book value of those assets, less their estimated fair market value at the date of contribution or estimated net realizable value, through the period that DJL estimates commencing operations at the new facility. Depreciation expense for the three months ended September 30, 2008 and 2007 increased by approximately $0.3 million and $0.2 million, respectively, as a result of accelerated depreciation on these assets.  Depreciation expense for the nine months ended September 30, 2008 and 2007 increased by approximately $0.8 million and $0.7 million, respectively, as a result of accelerated depreciation on these assets.

4. Debt

Long-term debt consists of the following (in thousands):
	September 30, 2008	December 31, 2007
8 ¾% senior secured notes due April 15, 2012, net of discount of $1,879 and $2,211, respectively, secured by substantially all the assets of PGL, DJL and EVD and the equity of DJL and EVD	$253,121	$252,789

11% senior secured notes of DJW due April 15, 2012, net of discount of $643 and $762, respectively, secured by substantially all the assets of DJW and a pledge of equity of DJW and DJWC	115,097	116,358

13% senior notes of EVD due March 1, 2010 with contingent interest, net of discount of $39 and $57, respectively	6,871	6,853

$65,000 revolving line of credit under a loan and security agreement of DJL and EVD with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 0.25% with a floor of 6.0% (current rate of 6.0% at September 30, 2008), maturing January 15, 2012, secured by substantially all assets of DJL and EVD	8,000	—

$5,000 revolving line of credit under a loan and security agreement of DJW with American Trust & Savings Bank, interest rate at prime less a margin of 1.0% with a floor of 5.0% (current rate of 5.0% at September 30, 2008), maturing March 1, 2010, secured by substantially all the assets of DJW and guaranteed by the Company’s Chief Executive Officer	—	—

Term loan under a loan and security agreement of PGL, DJL and EVD with American Trust & Savings Bank, interest rate at prime through December 31, 2008 and 6.5% thereafter (current rate of 5.0% at September 30, 2008), maturing December 1, 2013, secured by certain assets of DJL	3,908	—

Notes payable and capital lease obligations, net of discount of $78 and $103, respectively, interest rates at 6% — 8 ¾%, due 2008 — 2011	4,994	5,034
Total debt	391,991	381,034
Less current portion	(5,852)	(3,147)
Total long term debt	$386,139	$377,887

On June 30, 2008, DJL and EVD (the “Borrowers”) entered into a Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) with Wells Fargo Foothill, Inc. (“Wells Fargo”), as the arranger and agent for the lenders thereunder, which amended the $65.0 million senior secured credit facility (“PGL Credit Facility”).

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

•
The prepayment premium for early termination by the Borrowers has been reduced to $1,300,000 for the period starting from the date of the Fifth Amendment to the first anniversary of such date, $650,000 for the period starting from the first anniversary of the date of the Fifth Amendment to the second anniversary, and $0 during the period of time from the second anniversary of the date of the Fifth Amendment to the termination of the agreement;

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

On May 1, 2008, PGL, DJL and EVD (collectively, the “FF&E Borrowers”) entered into a Loan and Security Agreement (“Term Loan”) with American Trust & Savings Bank (“Bank”).  The Term Loan allows the FF&E Borrowers to request advances of up to $8.0 million during the period May 1, 2008 through December 31, 2008 (the “Draw Down Period”) to finance the purchase of certain furniture, fixtures and equipment related to DJL’s new casino development. No principal payments are due during the Draw Down Period and interest shall accrue on all advances at a rate equal to the Wall Street Journal Prime Rate per annum and is payable the first of each month in arrears.  Commencing on January 1, 2009 and continuing through December 1, 2013 (the “Term Period”), the FF&E Borrowers shall pay principal in equal monthly installments, plus accrued interest, with the first principal payment due on February 1, 2009. Interest during the Term Period shall be calculated at a rate of 6.5% per annum.  As of September 30, 2008, DJL had outstanding advances of approximately $3.9 million under the Term Loan.

On August 31, 2006, DJW entered into a First Supplemental Indenture to the Indenture, dated as of July 19, 2005, requiring among other things, DJW to offer to buy back a portion of the DJW Notes on a semi-annual basis at a premium of 7.5%, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein) (“Excess Cash Flow Amount”).  DJW redeemed $1.4 million principal amount of DJW Notes, plus applicable premium and accrued interest, in May 2008 based on the Excess Cash Flow provision.  The Excess Cash Flow Amount for the six month period ended September 30, 2008 was $1.9 million which includes $1.8 million in principal, which is included in current maturities of long-term debt and leases in the Company’s balance sheet, and $0.1 million in related premiums. DJW intends to make an offer to repurchase a portion of the DJW Notes in an amount equal to the Excess Cash Flow Amount in accordance with the terms of the governing indenture.

As of September 30, 2008, the Company had $8.0 million outstanding advances under the PGL Credit Facility. As of September 30, 2008, DJW had no outstanding advances under its $5.0 million senior secured credit facility (“DJW Credit Facility”). In addition, as of September 30, 2008, the Company had outstanding letters of credit under the PGL Credit Facility and the DJW Credit Facility of approximately $0.9 and $0.7 million, respectively, resulting in available borrowings thereunder of $56.1 and $4.3 million, respectively.

The Company’s 8 ¾% senior secured notes due 2012 (“Peninsula Gaming Notes”), the DJW Notes, the PGL Credit Facility and the DJW Credit Facility each contain various restrictive covenants, all with which the Company was in compliance as of September 30, 2008.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of September 30, 2008, which are classified as “Investment available for sale” and “Other long-term liabilities/Other accrued liabilities (short-term portion)” (in thousands):

		Fair Value Measurements at September 30, 2008 Using
	Total Carrying Value at September 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment available for sale	$10,304	$-	$-	$10,304
Derivative liability	(1,016)	-	-	(1,016)

The following table summarizes the changes in fair value of our Level 3 assets and liabilities (in thousands):
	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Investment available for sale	Derivative liability
Balance at beginning of the year	$12,491	$(1,252)
Total gains (losses) (realized or unrealized):
Included in earnings	112	133
Included in other comprehensive income	(2,299)	-
Transfers in or out of Level 3	-	-
Purchases, sales, issuances and settlements	-	103
Ending balance at September 30, 2008	$10,304	$(1,016)

Gains for the nine months ended September 30, 2008 included in earnings attributable to the	Included in interest income	Included in interest expense
change in unrealized gains or losses relating to assets/liabilities still held at the reporting date	$112	$133

DJW holds an investment in a single municipal bond issuance that is classified as available for sale and is recorded at estimated fair value.  DJW is the only holder of this instrument and there is no quoted market price for this instrument.  The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and, due to the unique nature of the bond, estimates from two independent sources of what market participants would use in pricing the bond.  Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the member’s deficit section of the Company’s balance sheet.  The discount associated with this investment is netted with the investment on the balance sheet and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the statement of operations.

Under the indenture governing the DJW Notes, DJW must offer to buy back a portion of the DJW Notes on a semi-annual basis with 50% of Excess Cash Flow (as defined therein) at a premium of 7.5%. Such obligation was determined to be an embedded derivative and was fair valued and separated from the DJW Notes at date of issuance since it was not clearly and closely related to the DJW notes.  The fair value of the put option was determined to be the present value of the estimated premium payments through the maturity date of the DJW Notes. The estimated premium payments are calculated using estimated future cash flows developed by the Company to estimate the portion of the DJW Notes that would be subject to the contingent put option, yields of comparable financial instruments, the remaining date to maturity of the DJW Notes and based on historical experience that the holders of the notes will elect to be paid the contingent put option. The fair value of the put option is revalued at the end of each reporting period with a corresponding charge (benefit) to interest expense.

6.  Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net income	$6,181	$534	$21,647	$27
Unrealized loss on available for sale securities	(1,446)	-	(2,299)	-
Comprehensive income	$4,735	$534	$19,348	$27

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

On February 20, 2008, EVD and the Department entered into a Settlement Agreement (the “Settlement Agreement”) which settled tax disputes between EVD and the Department arising out of audits conducted by the Department of the taxable years ended December 31, 2002, 2003 and 2004 for which EVD previously accrued and paid.  The Department and EVD also reached an agreement regarding the payment of sales tax by EVD for tax years beginning on or after January 2005 for which EVD paid $0.3 million to the Department for the tax years 2005 through and including 2007.  The sales and use tax dispute with St. Landry Parish and the City of Opelousas remains open. EVD has accrued management’s best estimate of all sales and use taxes that may be due to St. Landry Parish or the City of Opelousas as of September 30, 2008.

During the second quarter of 2008, EVD settled an arbitration dispute with the general contractor of its racino and executed a settlement agreement whereby EVD agreed to pay the general contractor approximately $0.8 million to settle all claims related to the arbitration.  Accordingly, in the second quarter of 2008 EVD recorded an $0.8 million reduction in the $1.6 million liability for unpaid billings from the contractor previously recorded on the Company’s consolidated balance sheet with a corresponding reduction in property and equipment.

Other than as described above, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On September 25, 2007, DJL entered into a bonded construction contract with Conlon Construction Company (“Conlon”) for the construction of its new casino.  The construction contract is based on a cost plus fee arrangement and established a guaranteed maximum price of approximately $19.3 million for site preparation and certain preliminary construction costs for the Diamond Jo casino in Dubuque, Iowa.   On April 19, 2008, June 6, 2008 and September 17, 2008, DJL entered into three separate change orders with Conlon providing for, among other things, an aggregate increase in the guaranteed maximum price of the construction contract to approximately $62.1 million for the site preparation and construction costs for the project. The total estimated cost of the project is estimated to be approximately $84.2 million.

In the third quarter of 2008, DJL entered into agreements with various slot machine manufacturers to finance the purchase of 287 slot machines related to the new casino development for a total cost of approximately $4.8 million. In addition, DJL entered into various other agreements for the purchase of additional slot machines totaling approximately $0.6 million.  As of September 30, 2008, approximately $4.1 million of slot machines had not been received, but will be received and purchased in the fourth quarter of 2008.

8. Related Party Transactions

During the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, the Company recorded distributions of $0.9 million, $1.2 million, $3.1 million and $5.5 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP’s development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.

During the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, the Company expensed $0.1 million, $0.1 million, $0.3 million and $0.3 million, respectively, as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.2 million, $0.2 million, $0.7 million and $0.7 million in affiliate management fees payable to OEDA during the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, respectively.

In accordance with a management services agreement between DJW and PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, DJW expensed management fees of $0.7 million, $0.7 million, $1.9 million and $1.7 million during the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, respectively.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreements, EVD and DJW must each pay the board member a fee equal to 2.5% of EVD’s and DJW’s earnings before interest, taxes, depreciation, amortization and non-recurring charges during the preceding calendar year. Under the consulting agreements, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. EVD expensed $0.2 million, $0.3 million, $0.7 million and $0.8 million of affiliate management fees during the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, respectively, under the consulting agreement. DJW expensed $0.2 million, $0.2 million, $0.6 million and $0.6 million of affiliate management fees for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, respectively, related to the consulting agreement.

On a quarterly basis, the Company estimates the fair value of all incentive units granted under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) that have a put option and compares that value to the value of such incentive units at the date of grant. Any appreciation or depreciation in the value of the incentive units is expensed or credited to an expense based on the percentage of the grant vested. The Company (credited) expensed $(1.0) million, $1.9 million, $(5.9) million and $9.2 million during the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, respectively, with respect to these incentive units. As of September 30, 2008, there was approximately $2.1 million of compensation expense related to nonvested awards which has not been recognized in the consolidated statement of operations and is scheduled to vest upon a change in control of the Company.

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

The tables below present information about reported segments as of and for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Net Revenues From External Customers Three Months Ended September 30,		Net Revenues From External Customers Nine Months Ended September 30,
	2008	2007	2008	2007
Diamond Jo Dubuque	$10,968	$10,951	$31,059	$31,314
Diamond Jo Worth	22,800	22,667	65,018	59,623
Evangeline Downs	31,591	33,941	101,232	101,951
Total	$65,359	$67,559	$197,309	$192,888

	Segment Operating Earnings Three Months Ended September 30, (1)		Segment Operating Earnings Nine Months Ended September 30, (1)
	2008	2007	2008	2007
General corporate	$(101)	$(2,989)	$2,468	$(12,127)
Diamond Jo Dubuque	3,981	3,910	10,284	10,194
Diamond Jo Worth	9,074	9,641	25,638	24,353
Evangeline Downs	8,533	9,927	30,055	30,624
Total Segment Operating Earnings (1)	21,487	20,489	68,445	53,044
General corporate:
Depreciation and amortization	(12)	(11)	(35)	(33)
Affiliate management fees	(85)	(93)	(260)	(284)
Interest income	-	246	68	755
Diamond Jo Dubuque:
Depreciation and amortization	(750)	(1,162)	(2,310)	(3,549)
Pre-opening expense	(78)	(21)	(165)	(44)
Development expense	(89)	(19)	552	(1,735)
Loss on disposal of assets	(33)	(7)	(81)	(83)
Interest expense, net	(1,897)	(2,512)	(6,726)	(7,585)
Diamond Jo Worth:
Depreciation and amortization	(2,157)	(2,155)	(6,581)	(5,159)
Pre-opening expense	-	-	(32)	(195)
Affiliate management fees	(884)	(922)	(2,538)	(2,337)
Loss on disposal of assets	(16)	(285)	(64)	(285)
Interest expense, net	(2,839)	(3,575)	(8,830)	(9,020)
Evangeline Downs:
Depreciation and amortization	(1,948)	(2,243)	(5,871)	(6,884)
Pre-opening expense	-	(1)	(8)	(25)
Development expense	(7)	-	(39)	(68)
Affiliate management fees	(414)	(468)	(1,422)	(1,435)
Loss on disposal of assets	(32)	(2,589)	(159)	(2,610)
Interest expense, net	(4,065)	(4,138)	(12,297)	(12,441)
Net income	$6,181	$534	$21,647	$27

(1)
Segment operating earnings is defined as net income plus depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, and interest expense, net, less gain on disposal of assets.

	Total Assets
	September 30, 2008	December 31, 2007

General corporate	$858	$12,469
Diamond Jo Dubuque	159,689	102,617
Diamond Jo Worth	105,309	104,079
Evangeline Downs	147,826	152,762
Total	$413,682	$371,927

	Cash Expenditures for Additions to Long-Lived Assets Nine Months Ended
	September 30, 2008	September 30, 2007

General corporate	$239	$4
Diamond Jo Dubuque	40,645	5,518
Diamond Jo Worth	2,477	23,764
Evangeline Downs	7,473	6,162
Total	$50,834	$35,448

10. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s investment and debt instruments at September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30, 2008		December 31, 2007
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Investment available for sale	$10,304	$10,304	$12,491	$12,491
8 ¾% senior secured notes	232,050	253,121	254,363	252,789
11% senior secured notes	115,740	115,097	117,120	116,358
13% senior secured notes	6,219	6,871	6,910	6,853
Senior secured credit facilities	8,000	8,000	-	-
Term loan	3,908	3,908	-	-
Notes payable, capital lease obligations and other financial instruments	5,699	5,621	5,723	5,620
Derivative liability	1,016	1,016	1,252	1,252
Obligation under Minimum Assessment Agreement	6,609	9,402	-	-

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and, for the investment available for sale, on estimates from two independent sources of what market participants would use to price the investment.

11.           Subsequent Events

On October 6, 2008, DJL and EVD entered into a Sixth Amendment to Loan and Security Agreement (the “Sixth Amendment”) with Wells Fargo which amends the PGL Credit Facility.

The Sixth Amendment incorporates the changes contemplated by a fee letter entered into with Wells Fargo in connection with the execution of the Fifth Amendment which allowed for certain flexible borrowing conditions to assist Wells Fargo in the successful syndication of up to $25.0 million of the advances under the PGL Credit Facility. Such syndication was completed on October 6, 2008.

The Sixth Amendment provides, among other things, (i) that the applicable margin for all advances made under the PGL Credit Facility with respect to base rate loans, LIBOR rate loans and letters of credit was increased to 2.50%, 4.00% and 4.00%, respectively and (ii) that the required minimum Combined EBITDA of the Borrowers measured on a trailing twelve month fiscal quarter-end basis increase to $42.0 million for fiscal year 2009 and $44.0 million for fiscal year 2010 and thereafter.

On October 16, 2008, DJW entered into an agreement with a third party to sell certain of its assets comprising the waste water treatment facility. These assets had a net book value of approximately $2.6 million at the time of sale. The sale price was $2.8 million which, along with certain cash payments and the reduction of certain liabilities related to the waste water treatment facility, resulted in a net gain on the sale of approximately $0.2 million which will be recognized in the fourth quarter of 2008.  As not all of the contingencies surrounding the sale had been resolved as of September 30, 2008, the waste water treatment facility assets were considered as held and used in operations and are included in property and equipment, net on the Company’s balance sheet as of September 30, 2008.

In October 2008, DJW repurchased approximately $2.2 million principal amount of DJW Notes (and paid accrued interest thereon through the repurchase date) with excess proceeds from the sale of DJW’s waste water treatment facility.

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

CONSOLIDATING BALANCE SHEETS

	At September 30, 2008
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(87)	$3,515	$8,401	$21,986		$33,815
Restricted cash-purse settlements			4,254			4,254
Accounts receivable	88	2,970	2,266	948		6,272
Receivables from affiliates		1,292	103	98	$(1,301)	192
Inventories		183	395	388		966
Prepaid expenses and other assets	53	382	491	450		1,376
Total current assets	54	8,342	15,910	23,870	(1,301)	46,875
PROPERTY AND EQUIPMENT, NET	283	84,489	93,105	63,474		241,351
OTHER ASSETS:
Investment in subsidiaries	(48,006)				48,006
Deferred financing costs		11,868	4,280	3,617		19,765
Goodwill		53,083				53,083
Licenses and other intangibles			34,367	4,019		38,386
Deposits and other assets	521	3,199	164	34		3,918
Investment available for sale				10,304		10,304
Total other assets	(47,485)	68,150	38,811	17,974	48,006	125,456
TOTAL	$(47,148)	$160,981	$147,826	$105,318	$46,705	$413,682

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$8	$595	$2,089	$666		$3,358
Construction payable	106	8,940	415	115		9,576
Purse settlement payable			5,905			5,905
Accrued payroll and payroll taxes	1,544	1,180	1,569	1,010		5,303
Accrued interest		4,217	6,270	5,842		16,329
Other accrued expenses	78	2,220	6,020	2,570		10,888
Payable to affiliates			3,035	1,713	$(1,301)	3,447
Current maturities of long-term debt and leases		2,377	572	2,903		5,852
Total current liabilities	1,736	19,529	25,875	14,819	(1,301)	60,658
LONG-TERM LIABILITIES
8 ¾% senior secured notes, net of discount		101,805	151,316			253,121
11% senior secured notes, net of discount				113,336		113,336
13% senior notes, net of discount			6,871			6,871
Senior secured credit facilities		8,000				8,000
Term loan		3,378				3,378
Notes and leases payable, net of discount		173	1,150	110		1,433
Obligation under Minimum Assessment Agreement		9,402				9,402
Other liabilities	79	4,682		1,685		6,446
Total long-term liabilities	79	127,440	159,337	115,131		401,987
Total liabilities	1,815	146,969	185,212	129,950	(1,301)	462,645

MEMBER’S EQUITY (DEFICIT)	(48,963)	14,012	(37,386)	(24,632)	48,006	(48,963)
TOTAL	$(47,148)	$160,981	$147,826	$105,318	$46,705	$413,682

	At December 31, 2007
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,908	$4,606	$11,834	$13,752		$42,100
Restricted cash-purse settlements			4,902			4,902
Accounts receivable		355	1,932	713		3,000
Receivables from affiliates		1,198		17	$(1,215)
Inventories		218	313	380		911
Prepaid expenses and other assets	23	303	697	352		1,375
Total current assets	11,931	6,680	19,678	15,214	(1,215)	52,288
PROPERTY AND EQUIPMENT, NET	79	25,935	93,804	68,994		188,812
OTHER ASSETS:
Investment in subsidiaries	(70,383)				70,383
Deferred financing costs		12,356	5,099	4,330		21,785
Goodwill		53,083				53,083
Licenses and other intangibles			33,995	3,021		37,016
Deposits and other assets	459	5,761	186	46		6,452
Investment available for sale				12,491		12,491
Total other assets	(69,924)	71,200	39,280	19,888	70,383	130,827
TOTAL	$(57,914)	$103,815	$152,762	$104,096	$69,168	$371,927

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$33	$402	$2,603	$451		$3,489
Construction payable		1,772	2,465	647		4,884
Purse settlement payable			6,723			6,723
Accrued payroll and payroll taxes	1,605	1,309	1,454	1,250		5,618
Accrued interest		1,925	3,182	2,690		7,797
Other accrued expenses	70	1,722	5,460	2,548		9,800
Payable to affiliates			2,516	2,620	$(1,215)	3,921
Current maturities of long-term debt and leases		14	571	2,562		3,147
Total current liabilities	1,708	7,144	24,974	12,768	(1,215)	45,379
LONG-TERM LIABILITIES
8 ¾% senior secured notes, net of discount		101,671	151,118			252,789
11% senior secured notes, net of discount				116,358		116,358
13% senior notes, net of discount			6,853			6,853
Notes and leases payable, net of discount		12	1,166	709		1,887
Other liabilities		6,195		2,088		8,283
Total long-term liabilities		107,878	159,137	119,155		386,170
Total liabilities	1,708	115,022	184,111	131,923	(1,215)	431,549

MEMBER’S DEFICIT	(59,622)	(11,207)	(31,349)	(27,827)	70,383	(59,622)
TOTAL	$(57,914)	$103,815	$152,762	$104,096	$69,168	$371,927

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2008
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$11,350	$24,363	$20,838		$56,551
Racing			5,060			5,060
Video poker			1,346			1,346
Food and beverage		665	2,497	1,050		4,212
Affiliate management fee income		602			$(602)
Other		372	491	2,628		3,491
Less promotional allowances		(1,419)	(2,166)	(1,716)		(5,301)
Total net revenues		11,570	31,591	22,800	(602)	65,359

EXPENSES:
Casino		4,571	11,870	7,159		23,600
Racing			4,439			4,439
Video poker			996			996
Food and beverage		563	1,949	818		3,330
Other		5	68	2,351		2,424
Selling, general and administrative	$172	1,848	3,736	3,398	(71)	9,083
Depreciation and amortization	12	750	1,948	2,157		4,867
Pre-opening expense		78				78
Development expense		89	7			96
Affiliate management fees	85		1,016	884	(602)	1,383
Loss on disposal of assets		33	32	16		81
Corporate expense allocation		(24)	(23)	(24)	71
Total expenses	269	7,913	26,038	16,759	(602)	50,377

INCOME (LOSS) FROM OPERATIONS	(269)	3,657	5,553	6,041		14,982

OTHER INCOME (EXPENSE):
Interest income		5	19	562		586
Interest expense, net of amounts capitalized		(1,902)	(4,084)	(3,401)		(9,387)
Income from equity investment in subsidiaries	6,450				(6,450)
Total other income (expense)	6,450	(1,897)	(4,065)	(2,839)	(6,450)	(8,801)
NET INCOME	$6,181	$1,760	$1,488	$3,202	$(6,450)	$6,181

	Three Months Ended September 30, 2007
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$11,040	$26,778	$20,772		$58,590
Racing			5,422			5,422
Video poker			1,123			1,123
Food and beverage		649	2,700	959		4,308
Affiliate management fee income		664			$(664)
Other		491	345	2,370		3,206
Less promotional allowances		(1,229)	(2,427)	(1,434)		(5,090)
Total net revenues		11,615	33,941	22,667	(664)	67,559

EXPENSES:
Casino		4,446	12,720	6,924		24,090
Racing			4,511			4,511
Video poker			1,001			1,001
Food and beverage		593	1,963	744		3,300
Other		68	67	2,121		2,256
Selling, general and administrative	$821	1,934	3,752	3,237	2,168	11,912
Depreciation and amortization	11	1,162	2,243	2,155		5,571
Pre-opening expense		21	1			22
Development expense		19				19
Affiliate management fees	93		1,132	922	(664)	1,483
Loss on disposal of assets		7	2,589	285		2,881
Corporate expense allocation		719	730	719	(2,168)
Total expenses	925	8,969	30,709	17,107	(664)	57,046

INCOME (LOSS) FROM OPERATIONS	(925)	2,646	3,232	5,560		10,513

OTHER INCOME (EXPENSE):
Interest income	246	57	98	132		533
Interest expense, net of amounts capitalized		(2,569)	(4,236)	(3,707)		(10,512)
Income from equity investment in subsidiaries	1,213				(1,213)
Total other income (expense)	1,459	(2,512)	(4,138)	(3,575)	(1,213)	(9,979)
NET INCOME (LOSS)	$534	$134	$(906)	$1,985	$(1,213)	$534

	Nine Months Ended September 30, 2008
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$31,498	$79,925	$60,211		$171,634
Racing			14,776			14,776
Video poker			4,502			4,502
Food and beverage		1,868	7,514	3,018		12,400
Affiliate management fee income		1,997			$(1,997)
Other		1,616	1,295	6,461		9,372
Less promotional allowances		(3,923)	(6,780)	(4,672)		(15,375)
Total net revenues		33,056	101,232	65,018	(1,997)	197,309

EXPENSES:
Casino		13,603	37,922	21,164		72,689
Racing			12,601			12,601
Video poker			3,325			3,325
Food and beverage		1,662	5,599	2,399		9,660
Other		12	198	5,717		5,927
Selling, general and administrative	$(248)	5,498	11,532	10,100	(2,220)	24,662
Depreciation and amortization	35	2,310	5,871	6,581		14,797
Pre-opening expense		165	8	32		205
Development expense		(552)	39			(513)
Affiliate management fees	260		3,419	2,538	(1,997)	4,220
Loss on disposal of assets		81	159	64		304
Corporate expense allocation		(742)	(736)	(742)	2,220
Total expenses	47	22,037	79,937	47,853	(1,997)	147,877

INCOME (LOSS) FROM OPERATIONS	(47)	11,019	21,295	17,165		49,432

OTHER INCOME (EXPENSE):
Interest income	68	50	154	1,666		1,938
Interest expense, net of amounts capitalized		(6,776)	(12,451)	(10,496)		(29,723)
Income from equity investment in subsidiaries	21,626				(21,626)
Total other income (expense)	21,694	(6,726)	(12,297)	(8,830)	(21,626)	(27,785)
NET INCOME	$21,647	$4,293	$8,998	$8,335	$(21,626)	$21,647

	Nine Months Ended September 30, 2007
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$31,305	$81,679	$55,790		$168,774
Racing			15,542			15,542
Video poker			3,317			3,317
Food and beverage		1,859	7,853	2,268		11,980
Affiliate management fee income		2,009			$(2,009)
Other		1,743	1,158	5,604		8,505
Less promotional allowances		(3,593)	(7,598)	(4,039)		(15,230)
Total net revenues		33,323	101,951	59,623	(2,009)	192,888

EXPENSES:
Casino		13,439	38,107	19,191		70,737
Racing			12,784			12,784
Video poker			2,693			2,693
Food and beverage		1,788	5,691	1,890		9,369
Other		183	210	5,091		5,484
Selling, general and administrative	$3,450	5,710	11,842	9,098	8,677	38,777
Depreciation and amortization	33	3,549	6,884	5,159		15,625
Pre-opening expense		44	25	195		264
Development expense		1,735	68			1,803
Affiliate management fees	284		3,444	2,337	(2,009)	4,056
Loss on disposal of assets		83	2,610	285		2,978
Corporate expense allocation		2,976	2,856	2,845	(8,677)
Total expenses	3,767	29,507	87,214	46,091	(2,009)	164,570

INCOME (LOSS) FROM OPERATIONS	(3,767)	3,816	14,737	13,532		28,318

OTHER INCOME (EXPENSE):
Interest income	755	266	249	562		1,832
Interest expense, net of amounts capitalized		(7,851)	(12,690)	(9,582)		(30,123)
Income from equity investment in subsidiaries	3,039				(3,039)
Total other income (expense)	3,794	(7,585)	(12,441)	(9,020)	(3,039)	(28,291)
NET INCOME (LOSS)	$27	$(3,769)	$2,296	$4,512	$(3,039)	$27

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2008
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 21,647	$ 4,293	$ 8,998	$ 8,335	$ (21,626)	$ 21,647
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	35	2,310	5,871	6,581		14,797
Non-cash interest		1,435	1,337	775		3,547
Non-cash equity based and other compensation	(5,630)					(5,630)
Corporate expense allocation	2,220	(742)	(736)	(742)
Loss on disposal of assets		81	159	64		304
Income from equity investment in subsidiaries	(21,626)				21,626
Changes in operating assets and liabilities:
Restricted cash — purse settlements			648			648
Receivables	(88)	(73)	(334)	(235)		(730)
Receivables from affiliates		(94)	(103)	(81)	278
Payables to affiliates			519	(907)	(278)	(666)
Inventories		35	(82)	(8)		(55)
Prepaid expenses and other assets	(24)	(1,094)	228	(86)		(976)
Accounts payable	81	457	(1,455)	19		(898)
Accrued expenses	26	(108)	3,626	2,590		6,134
Net cash flows from operating activities	(3,359)	6,500	18,676	16,305		38,122
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(68)					(68)
Business acquisition and licensing costs			(372)	(1,000)		(1,372)
Construction project development costs		(40,110)	(4,283)			(44,393)
Purchase of property and equipment	(239)	(535)	(2,818)	(1,477)		(5,069)
Net cash flows used in investing activities	(307)	(40,645)	(7,473)	(2,477)		(50,902)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(511)	(322)	(96)		(929)
Principal payments on debt		(11)	(15)	(3,399)		(3,425)
Proceeds from senior credit facilities		13,500		1,000		14,500
Payments on senior credit facilities		(5,500)		(1,000)		(6,500)
Proceeds from term loan		3,908				3,908
Member contributions (distributions)	(8,329)	21,668	(14,299)	(2,099)		(3,059)
Net cash flows from financing activities	(8,329)	33,054	(14,636)	(5,594)		4,495
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,995)	(1,091)	(3,433)	8,234		(8,285)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,908	4,606	11,834	13,752		42,100
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ (87)	$ 3,515	$ 8,401	$ 21,986	$	$ 33,815

	Nine Months Ended September 30, 2007
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 27	$ (3,769)	$ 2,296	$ 4,512	$ (3,039)	$ 27
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	33	3,549	6,884	5,159		15,625
Non-cash interest		955	1,330	816		3,101
Non-cash equity based and other compensation	9,491					9,491
Corporate expense allocation	(8,677)	2,976	2,856	2,845
Loss on disposal of assets		83	2,610	285		2,978
Income from equity investment in subsidiaries	(3,039)				3,039
Changes in operating assets and liabilities:
Restricted cash — purse settlements			(130)			(130)
Receivables	(1)	42	(1,652)	173		(1,438)
Receivables from affiliates	(9)	342			(333)
Payables to affiliates			457	819	333	1,609
Inventories		(70)	(65)	(124)		(259)
Prepaid expenses and other assets	(20)	(1,888)	206	9		(1,693)
Accounts payable	(12)	(168)	1,233	(18)		1,035
Accrued expenses	370	2,690	4,372	4,108		11,540
Net cash flows from operating activities	(1,837)	4,742	20,397	18,584		41,886
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(152)					(152)
Proceeds from restricted cash				12,981		12,981
Business acquisition and licensing costs			(378)	(1,000)		(1,378)
Construction project development costs		(4,689)	(2,562)	(21,149)		(28,400)
Purchase of property and equipment	(4)	(829)	(3,222)	(1,615)		(5,670)
Proceeds from sale of property and equipment		23				23
Net cash flows used in investing activities	(156)	(5,495)	(6,162)	(10,783)		(22,596)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(212)	(121)	(122)		(455)
Principal payments on debt		(1,010)	(4,052)	(2,752)		(7,814)
Member contributions (distributions)	(2,293)	1,695	(3,320)	(1,607)		(5,525)
Net cash flows from financing activities	(2,293)	473	(7,493)	(4,481)		(13,794)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,286)	(280)	6,742	3,320		5,496
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,999	13,069	8,889	13,964		56,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 16,713	$ 12,789	$ 15,631	$ 17,284	$	$ 62,417

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

Overview

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 777 slot machines and 17 table games, (ii) the Evangeline Downs racino in Opelousas, Louisiana with 1,505 slot machines and a one-mile dirt horse racetrack and four OTBs located throughout south central Louisiana and (iii) the Diamond Jo Worth casino in Worth County, Iowa with 910 slot machines, 25 table games and 7 poker tables.

Results of Operations

Our results of operations discussed below include the consolidated results of operations of the Company, DJL, EVD and DJW for the three and nine months ended September 30, 2008 and 2007.

Statement of Operations Data

INCOME (LOSS) FROM OPERATIONS:	Three Months Ended September 30,
(in thousands)	2008	2007
General corporate	$(198)	$(3,093)
Diamond Jo	3,031	2,701
Evangeline Downs	6,132	4,626
Diamond Jo Worth	6,017	6,279
Income from operations	$14,982	$10,513

	Diamond Jo Three Months Ended September 30,		Evangeline Downs Three Months Ended September 30,		Diamond Jo Worth Three Months Ended September 30,
(in thousands)	2008	2007	2008	2007	2008	2007
REVENUES:
Casino	$11,350	$11,040	$24,363	$26,778	$20,838	$20,772
Racing			5,060	5,422
Video poker			1,346	1,123
Food and beverage	665	649	2,497	2,700	1,050	959
Other	372	491	491	345	2,628	2,370
Less promotional allowances	(1,419)	(1,229)	(2,166)	(2,427)	(1,716)	(1,434)
Net revenues	10,968	10,951	31,591	33,941	22,800	22,667
EXPENSES:
Casino	4,571	4,446	11,870	12,720	7,159	6,924
Racing			4,439	4,511
Video poker			996	1,001
Food and beverage	563	593	1,949	1,963	818	744
Other	5	68	68	67	2,351	2,121
Selling, general and administrative	1,848	1,934	3,736	3,752	3,398	3,237
Depreciation and amortization	750	1,162	1,948	2,243	2,157	2,155
Pre-opening expense	78	21		1
Development expense	89	19	7
Affiliate management fees			414	468	884	922
Loss on disposal of assets	33	7	32	2,589	16	285
Total expenses	7,937	8,250	25,459	29,315	16,783	16,388
Income from operations	$3,031	$2,701	$6,132	$4,626	$6,017	$6,279

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Net revenues decreased $2.2 million, or 3%, to $65.4 million for the three months ended September 30, 2008 from $67.6 million for the three months ended September 30, 2007. This decrease was primarily derived from a $2.4 million net revenue decrease at EVD due to the negative effects of Hurricane Gustav which forced us to close our facility for five days in the third quarter of 2008. In addition to the actual days in which the casino was closed to the public, EVD was negatively impacted before and after the hurricane hit as local residents prepared for and dealt with the after effects of Gustav.

       Primarily as a result, EVD’s casino revenues decreased 9% to $24.4 million for the three months ended September 30, 2008 from $26.8 million for the three months ended September 30, 2007.

DJL’s casino revenues increased by $0.3 million to $11.3 million for the three months ended September 30, 2008 from $11.0 million for the three months ended September 30, 2007. DJL’s slot revenue increased to $10.4 million for the three months ended September 30, 2008 from $10.3 million for the three months ended September 30, 2007 as a result of an increase in slot hold percentage. DJL’s table game revenue increased $0.2 million to $0.9 million for the three months ended September 30, 2008 from $0.7 million for the three months ended September 30, 2007 due to an increase in table game hold percentage.

DJW’s casino revenues remained substantially unchanged at $20.8 million for the three months ended September 30, 2008 and 2007.  DJW’s slot revenue increased $0.1 million to $19.3 million for the three months ended September 30, 2008 from $19.2 million for the three months ended September 30, 2007.  DJW table game revenue decreased $0.1 million to $1.3 million for the three months ended September 30, 2008 from $1.4 million for the three months ended September 30, 2007.  Poker revenue remained unchanged at $0.2 million for the three months ended September 30, 2008 and 2007.

Casino operating expenses decreased $0.5 million, or 2%, to $23.6 million for the three months ended September 30, 2008 from $24.1 million for the three months ended September 30, 2007.  This decrease was due to a decrease in casino operating expenses at EVD of $0.9 million primarily related to the decrease in casino revenues as a result of Hurricane Gustav as discussed above.

Racing revenues at EVD for the three months ended September 30, 2008 were $5.1 million compared to $5.4 million for the three months ended September 30, 2007. This decrease was primarily due to the impact of Hurricane Gustav which forced us to close our OTB’s for five days and cancel one live thoroughbred horse racing night during the three months ended September 30, 2008.

Despite the negative impact of Hurricane Gustav, which resulted in the closure of video poker operations at our various OTB’s for periods of time ranging from five to eight days, video poker revenues at EVD for the three months ended September 30, 2008 increased 18% to $1.3 million compared to $1.1 million for the three months ended September 30, 2007. The increase in video poker revenues is primarily attributable to (i) a 25% increase in video poker revenue at our Eunice OTB which is primarily attributable to continuous updating of the video poker machines to provide the latest and most popular games and (ii) the addition of video poker at our Henderson OTB in August 2007.

While video poker revenues at EVD increased 18% quarter over quarter, video poker expenses remained substantially unchanged at $1.0 million for the three months ended September 30, 2008 and 2007 as EVD benefited from a change in the effective rate used to calculate taxes and purses.  Effective July 1, 2008, the combined effective rate for taxes and purses on video poker revenues was reduced to 38% from 42.5%.   In addition, EVD was able to improve video poker revenues at its Eunice and Port Allen OTB’s without significant increases in labor and other operating expenses.

Food and beverage revenues at EVD decreased 7% to $2.5 million during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due primarily to the impact of Hurricane Gustav.  Food and beverage revenues at DJW increased 10% to $1.1 million during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due primarily to the opening of a new restaurant at the casino in January 2008 and the continued success of DJW’s buffet restaurant.

Selling, general and administrative expenses decreased $2.8 million to $9.1 million for the three months ended September 30, 2008 from $11.9 million for the three months ended September 30, 2007. This decrease was due primarily to a $2.9 million decrease in non-cash expenses related to a decrease in the fair value of PGP incentive units granted to certain of our executive officers in 2005.

Depreciation and amortization expenses decreased $0.7 million, or 13%, to $4.9 million for the three months ended September 30, 2008 from $5.6 million for the three months ended September 30, 2007 due to decreases at DJL and EVD of $0.4 million and $0.3 million, respectively, related to assets that had reached their useful lives after the third quarter of 2007.

Affiliate management fees of $1.4 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW and decreased due to the decreased revenues at EVD.

During the three months ended September 30, 2007, EVD expensed $2.6 million as a loss on disposal of assets related primarily to the impairment of certain long-lived assets related to the EVD hotel project.

Interest income of approximately $0.6 million for the three months ended September 30, 2008 is primarily related to interest earned on DJW’s investment in its available for sale security.  Interest income of approximately $0.5 million for the three months ended September 30, 2007 is primarily related to interest earned on cash deposits invested in interest bearing accounts.  Interest expense, net of amounts capitalized, decreased $1.1 million to $9.4 million for the three months ended September 30, 2008 from $10.5 million for the three months ended September 30, 2007. Interest expense at DJL decreased $0.7 million primarily due to an increase in capitalized interest of approximately $0.9 million.  Interest expense at DJW decreased approximately $0.3 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  This decrease is primarily related to a $0.8 million decrease in interest expense associated with the call premium on the excess cash flow offer for the 11% senior secured notes due primarily to an adjustment in September 2007, partially offset by an increase in interest expense of $0.5 million related to the issuance of $23 million principal amount of DJW Notes in October 2007.

INCOME (LOSS) FROM OPERATIONS:	Nine Months Ended September 30,
(in thousands)	2008	2007
General corporate	$2,173	$(12,444)
Diamond Jo	8,280	4,783
Evangeline Downs	22,556	19,602
Diamond Jo Worth	16,423	16,377
Income from operations	$49,432	$28,318

	Diamond Jo Nine Months Ended September 30,		Evangeline Downs Nine Months Ended September 30,		Diamond Jo Worth Nine Months Ended September 30,,
(in thousands)	2008	2007	2008	2007	2008	2007
REVENUES:
Casino	$31,498	$31,305	$79,925	$81,679	$60,211	$55,790
Racing			14,776	15,542
Video poker			4,502	3,317
Food and beverage	1,868	1,859	7,514	7,853	3,018	2,268
Other	1,616	1,743	1,295	1,158	6,461	5,604
Less promotional allowances	(3,923)	(3,593)	(6,780)	(7,598)	(4,672)	(4,039)
Net revenues	31,059	31,314	101,232	101,951	65,018	59,623
EXPENSES:
Casino	13,603	13,439	37,922	38,107	21,164	19,191
Racing			12,601	12,784
Video poker			3,325	2,693
Food and beverage	1,662	1,788	5,599	5,691	2,399	1,890
Other	12	183	198	210	5,717	5,091
Selling, general and administrative	5,498	5,710	11,532	11,842	10,100	9,098
Depreciation and amortization	2,310	3,549	5,871	6,884	6,581	5,159
Pre-opening expense	165	44	8	25	32	195
Development expense	(552)	1,735	39	68
Affiliate management fees			1,422	1,435	2,538	2,337
Loss on disposal of assets	81	83	159	2,610	64	285
Total expenses	22,779	26,531	78,676	82,349	48,595	43,246
Income from operations	$8,280	$4,783	$22,556	$19,602	$16,423	$16,377

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Net revenues increased $4.4 million, or 2%, to $197.3 million for the nine months ended September 30, 2008 from $192.9 million for the nine months ended September 30, 2007. This increase was primarily derived from a $5.4 million net revenue increase at DJW directly related to the impact of DJW’s casino expansion that opened to the public in April 2007.  This increase was partially offset by decreases in net revenues at EVD and DJL of $0.7 million and $0.3 million, respectively. The decrease at EVD is due to the negative effects of Hurricane Gustav which forced the closure of our facility for five days in the third quarter of 2008. In addition to the actual days in which the casino was closed to the public, EVD was impacted by the after affects of Gustav for several more days which drove down attendance at our casino.

EVD’s casino revenues decreased $1.8 million to $79.9 million for the nine months ended September 30, 2008 from $81.7 million for the nine months ended September 30, 2007.  This year-to-date decrease is the direct result of a $2.4 million decrease in the third quarter 2008 compared to the third quarter of 2007 which was primarily related to the impact of Hurricane Gustav as discussed above.  EVD continues its focus on controlled spending of promotional allowances through improvements to the database marketing programs to target more profitable customers.  Promotional allowances as a percentage of casino revenues decreased to 8.5% for the nine months ended September 30, 2008 from 9.3% for the nine months ended September 30, 2007.

DJL’s casino revenues increased to $31.5 million for the nine months ended September 30, 2008 from $31.3 million for the nine months ended September 30, 2007. DJL’s slot revenue remained substantially unchanged at $29.2 million and $29.1 million for the nine months ended September 30, 2008 and 2007, respectively.  DJL’s table game revenue increased 5% to $2.3 million for the nine months ended September 30, 2008 compared to $2.2 million for the nine months ended September 30, 2007 due to an increase in table game hold percentage.

DJW’s casino revenues increased by $4.4 million, or 8%, to $60.2 million for the nine months ended September 30, 2008 from $55.8 million for the nine months ended September 30, 2007. This increase was due primarily to the impact of the April 2007 DJW casino expansion.  DJW’s slot revenue increased to $55.3 million for the nine months ended September 30, 2008 from $51.3 million for the nine months ended September 30, 2007.  DJW table game revenue increased to $4.2 million for the nine months ended September 30, 2008 from $4.1 million for the nine months ended September 30, 2007.  Poker revenue increased to $0.7 million for the nine months ended September 30, 2008 from $0.4 million for the nine months ended September 30, 2007 due primarily to the timing of the opening of the casino expansion in April 2007.

Casino operating expenses increased $2.0 million to $72.7 million for the nine months ended September 30, 2008 from $70.7 million for the nine months ended September 30, 2007 due primarily to (i) an increase in gaming taxes at DJW related to the increase in gaming revenue and (ii) an increase in casino payroll and other operating expenses at DJW directly related to the casino expansion.

Racing revenues at EVD for the nine months ended September 30, 2008 were $14.8 million compared to $15.5 million for the nine months ended September 30, 2007. This decrease was primarily due to running five less live thoroughbred horse racing nights in 2008 compared to 2007 as well as the impact of Hurricane Gustav which forced us to close our OTB’s for five days plus the continuing after affects of the disaster.

Consistent with a decrease in racing revenues, racing expenses decreased $0.2 million to $12.6 million for the nine months ended September 30, 2008 from $12.8 million for the nine months ended September 30, 2007.

Video poker revenues at EVD for the nine months ended September 30, 2008 increased 36% to $4.5 million compared to $3.3 million for the nine months ended September 30, 2007. The increase in video poker revenues was primarily attributable to the addition of video poker at our Henderson OTB in August 2007 as well as increases in video poker revenue at both our Port Allen and Eunice OTBs of 13% and 26%, respectively, which was primarily attributable to recent renovations at the Port Allen facility as well as continuous updating of the video poker machines at these OTB’s to provide the latest and most popular games.

While video poker revenues at EVD increased 36% year over year, video poker expenses only increased 22% to $3.3 million for the nine months ended September 30, 2008 from $2.7 million for the nine months ended September 30, 2007 as EVD was able to improve video poker revenues at its Eunice and Port Allen OTB’s without significant increases in labor and other operating expenses.  In addition, EVD benefited from a change in the effective rate used to calculate taxes and purses.  Effective July 1, 2008, the combined effective rate for taxes and purses on video poker revenues was reduced to 38% from 42.5%.

Food and beverage revenues and other revenues increased $1.3 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due primarily to (i) an increase in food and beverage revenues of $0.7 million at DJW related to the opening of a new high-end restaurant in January 2008 and the continued success of DJW’s  buffet restaurant which was added as part of the casino expansion and opened in June 2007 and (ii) an increase in other revenue at DJW of $0.9 million primarily related to an increase in convenience store revenues due to an increase in fuel prices over 2007. Consistent with these increases in sales, DJW realized relative increases in food and beverage and other expenses.

Selling, general and administrative expenses decreased $14.1 million to $24.7 million for the nine months ended September 30, 2008 from $38.8 million for the nine months ended September 30, 2007. This decrease was due primarily to a $15.1 million decrease in non-cash expenses related to a decrease in the fair value of PGP incentive units granted to certain executive officers of the Company in 2005.  This decrease was offset by a $1.0 million increase in general and administrative expenses associated with operations at DJW primarily related to additional costs associated with the casino expansion.

    While we do not expect significant changes in our operations at DJW and EVD over the next twelve months, we do anticipate a material increase in operations at DJL due to the opening of our new casino facility. However, the current economic crisis experienced across the country could have a negative effect on our future operations. If a material negative impact would occur, it may have an impact on our periodic review of goodwill for impairment.

    Depreciation and amortization expenses decreased to $14.8 million for the nine months ended September 30, 2008 from $15.6 million for the nine months ended September 30, 2007 due primarily to decreases at DJL and EVD of $1.2 million and $1.0 million, respectively, related to assets that had reached their useful lives after the third quarter of 2007.  These decreases were partially offset by an increase at DJW of $1.4 million primarily related to the impact of the depreciation on the assets associated with the DJW casino expansion.  In addition, included in depreciation expense for the nine months ended September 30, 2008 is an impairment charge associated with long-lived assets at DJW’s waste water treatment facility of approximately $0.2 million.

In December 2007, DJL expensed $1.3 million to development expense relating to its unconditional obligation to contribute the Diamond Jo vessel to the Historical Society.  In June 2008, DJL and the Historical Society reached an amended agreement wherein DJL would sell the vessel with the proceeds to be split evenly between DJL and the Historical Society.  Based on this agreement, DJL reduced its outstanding obligation to the Historical Society by 50% of the estimated proceeds expected to be received upon the sale of the Diamond Jo vessel with a corresponding credit to development expense on the Company’s statement of operations.  In addition, during the nine months ended September 30, 2008, DJL expensed $0.1 million of other costs associated with the development project. In relation to its new casino development, during the nine months ended September 30, 2007, DJL expensed $1.4 million as development expense relating to certain of its obligations under an agreement with the Historical Society and approximately $0.3 million of other costs associated with the development project.

Affiliate management fees of $4.2 million and $4.1 million for the nine months ended September 30, 2008 and 2007, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW and increased primarily due to the increased revenues at DJW.

During the nine months ended September 30, 2007, EVD expensed $2.6 million as a loss on disposal of assets related primarily to the impairment of certain long-lived assets related to the EVD hotel project.

Interest income of approximately $1.9 million for the nine months ended September 30, 2008 is primarily related to interest earned on DJW’s investment in its available for sale security.  Interest income of approximately $1.8 million for the nine months ended September 30, 2007 is primarily related to interest earned on cash deposits invested in interest bearing accounts.  Interest expense, net of amounts capitalized, decreased $0.4 million to $29.7 million during the nine months ended September 30, 2008 from $30.1 million for the nine months ended September 30, 2007. This decrease is primarily due to a $1.1 million decrease in interest expense at DJL primarily related to $1.8 million increase in capitalized interest, partially offset by an increase in interest expense associated with its obligations under its minimum assessment agreement of $0.7 million.  The decrease in interest expense is partially offset by an increase in interest at DJW of approximately $1.0 million primarily related to the issuance of $23 million principal amount of DJW Notes in October 2007, partially offset by a decrease in interest associated with the call premium on the excess cash flow offer for the DJW Notes.  Interest expense of approximately $2.0 million and $0.7 million was capitalized as part of the casino development and other construction projects during the nine months ended September 30, 2008 and 2007, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance decreased $8.3 million to $33.8 million at September 30, 2008 from $42.1 million at December 31, 2007.

Cash flows from operating activities were $38.1 million during the nine months ended September 30, 2008, a decrease of $3.8 million when compared to $41.9 million during the nine months ended September 30, 2007. The decrease is primarily due to payments for accrued fees under DJW’s management services agreement.

Cash flows used in investing activities during the nine months ended September 30, 2008 was $50.9 million consisting of (i) payments of $40.1 million for construction and other development costs associated with the DJL casino development project, (ii) cash outflows of $4.3 million related to the hotel development project and the development of the turf track at EVD, (iii) cash outflows of $5.1 million at PGL, DJL, EVD and DJW primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures and (iv) business acquisition and licensing costs of $1.4 million primarily related to DJW’s license agreement with the State of Iowa requiring a $1.0 million payment in May 2008.

Cash flows from financing activities during the nine months ended September 30, 2008 of $4.5 million reflects net proceeds from senior secured credit facilities of $8.0 million, proceeds from DJL’s term loan in the amount of $3.9 million, partially offset by payments on debt of $3.4 million, member distributions of $3.1 million and deferred financing costs paid of $0.9 million.

As of September 30, 2008, the Company had $8.0 million outstanding advances under the revolver portion of the PGL Credit Facility and outstanding letters of credit of approximately $0.9 million. In addition, as of September 30, 2008, DJW had no outstanding balances under the DJW Credit Facility and outstanding letters of credit of approximately $0.7 million.  As of September 30, 2008, DJL had approximately $3.9 million outstanding under the Term Loan.

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

On October 6, 2008, DJL and EVD entered into a Sixth Amendment to Loan and Security Agreement (the “Sixth Amendment”) with Wells Fargo which amends the PGL Credit Facility.

The Sixth Amendment incorporates the changes contemplated by a fee letter entered into between the Borrowers and Wells Fargo in connection with the execution of the Fifth Amendment which allowed for certain flexible borrowing conditions to assist Wells Fargo in the successful syndication of up to $25.0 million of the advances under the PGL Credit Facility. Such syndication was completed on October 6, 2008.

The Sixth Amendment provides, among other things, (i) that the applicable margin for all advances made under the PGL Credit Facility with respect to base rate loans, LIBOR rate loans and letters of credit was increased to 2.50%, 4.00% and 4.00%, respectively and (ii) an increase in the required minimum Combined EBITDA of the Borrowers measured on a trailing twelve month fiscal quarter-end basis to $42.0 million for fiscal year 2009 and $44.0 million for fiscal year 2010 and thereafter.

On May 1, 2008, PGL, DJL and EVD (collectively, the “FF&E Borrowers”) entered into a Loan and Security Agreement (“Term Loan”) with American Trust & Savings Bank (“Bank”).  The Term Loan allows the FF&E Borrowers to request advances of up to $8.0 million during the period May 1, 2008 through December 31, 2008 (the “Draw Down Period”) to finance the purchase of certain furniture, fixtures and equipment related to DJL’s new casino development. No principal payments are due during the Draw Down Period and interest shall accrue on all advances at a rate equal to the Wall Street Journal Prime Rate per annum and is payable the first of each month in arrears.  Commencing on January 1, 2009 and continuing through December 1, 2013 (the “Term Period”), the FF&E Borrowers shall pay principal in equal monthly installments, plus accrued interest, with the first principal payment due on February 1, 2009. Interest during the Term Period shall be calculated at a rate of 6.5% per annum.  As of September 30, 2008, DJL had outstanding advances of approximately $3.9 million under the Term Loan.

On August 31, 2006, DJW entered into a First Supplemental Indenture to the Indenture, dated as of July 19, 2005, requiring among other things, DJW to offer to buy back a portion of the DJW Notes on a semi-annual basis at a premium of 7.5%, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein) (“Excess Cash Flow Amount”).  DJW redeemed $1.4 million principal amount of DJW Notes, plus applicable premium and accrued interest, in May 2008 based on the Excess Cash Flow provision.  The Excess Cash Flow Amount for the six month period ended September 30, 2008 was $1.9 million which includes $1.8 million in principal, which is included in current maturities of long-term debt and leases in the Company’s balance sheet, and $0.1 million in related premiums. DJW intends to make an offer to repurchase a portion of the DJW Notes in an amount equal to the Excess Cash Flow Amount in accordance with the terms of the governing indenture.

 Development

       DJL is currently constructing a new casino facility in close proximity to its current riverboat location within the Port of Dubuque in Dubuque, Iowa.  DJL’s new casino facility will include approximately 924 slot machines, 17 table games and a five-table poker room.  Additional amenities will include a bowling center, various restaurants and an entertainment center.  The new casino project is estimated to cost approximately $84.2 million and is expected to open in December 2008.

    EVD is evaluating the current development of a 75,000 square foot, 100 room hotel contiguous to its current casino along with various other property improvements including the remodel of the existing casino exterior, casino floor and restaurants, at a total estimated cost of approximately $20.2 million.  Additional amenities for the hotel include a fitness center, meeting space, a full in-house support laundry and a guest business center. Adjoining the existing racino structure, the foundation for the new hotel has been poured and if not deferred, will open in late 2009. The hotel will provide easy access to the casino and all of EVD’s existing amenities.

General

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations, (ii) available borrowings under the PGL Credit Facility, (iii) available borrowings under the DJW Credit Facility and (iv) available borrowings under the Term Loan. The available borrowing amount at September 30, 2008, after reductions for letters of credit outstanding under the PGL Credit Facility and the DJW Credit Facility, was $56.1 million and $4.3 million, respectively. The available borrowing amount at September 30, 2008 under the Term Loan was $4.1 million.  Contractual restrictions and other provisions contained in the agreements governing our consolidated indebtedness, including our senior credit facilities and the indentures governing the Peninsula Gaming Notes and the DJW Notes, limit or restrict our ability to use the funds available to us at each of our gaming properties.

For DJL and EVD, we expect our capital expenditures for the next twelve months, excluding any amounts related to the casino development at DJL and the hotel development at EVD, to be approximately $5.0 million. Capital expenditures for the next twelve months related to the casino development at DJL are estimated to be approximately $32.3 million. Capital expenditures and other development costs for the next twelve months at EVD related to the hotel development and property remodel and improvements are expected to be approximately $16.1 million. DJL and EVD’s debt maturities for the next twelve months are estimated to be approximately $2.9 million. DJL and EVD’s member distributions to PGP for the next twelve months are currently estimated to be approximately $2.4 million.  The Company plans to finance these expected cash requirements with: (i) a portion of the available cash on hand at the DJL and EVD of $11.8 million at September 30, 2008, excluding amounts needed for normal operations, (ii) cash generated from operations, (iii) available borrowings under the PGL Credit Facility, (iv) available borrowings under the Term Loan and (v) available slot vendor financing. There can be no assurances that the projects described above will be completed in the estimated time frames or at the estimated costs.

For DJW, we expect our capital expenditures for the next twelve months to be approximately $3.5 million, including the $1.0 million payment due in May 2009 related to DJW’s gaming license. DJW’s debt maturities for the next twelve months are estimated to be approximately $2.9 million, including excess cash flow payments of approximately $1.8 million required to be made under the indenture governing the DJW Notes. In addition, in October 2008, DJW repurchased approximately $2.2 million principal amount of DJW Notes (and paid accrued interest thereon through the repurchase date) with excess proceeds from the sale of DJW’s waste water treatment facility.  DJW’s member distributions to PGP for the next twelve months are currently estimated to be approximately $1.2 million.  The Company plans to finance these expected cash requirements with: (i) a portion of the available cash on hand at DJW of $22.0 million at September 30, 2008, excluding amounts needed for normal operations, and (ii) cash generated from operations.

Based on our cash on hand, expected cash flows from operations and our available sources of financing, we believe we will have adequate liquidity to satisfy our current operating needs at each of our gaming properties and to service our outstanding indebtedness, including any excess cash flow payment obligations under the DJW Notes, for the next twelve months.

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

CONTRACTUAL OBLIGATIONS

A table of our contractual obligations as of December 31, 2007 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no significant changes to our contractual obligations during the nine months ended September 30, 2008 other than the purchase of slot machines from various slot vendors as discussed in Note 7 to the financial statements.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2008.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility, the DJW Credit Facility and the Term Loan. As of September 30, 2008, the Company had $8.0 million outstanding borrowings under the PGL Credit Facility, no outstanding borrowings under the DJW Credit Facility and approximately $3.9 million in outstanding borrowings under the Term Loan. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility, DJW Credit Facility and the Term Loan (currently an aggregate amount of $78.0 million) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.8 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate available for sale investment and debt borrowings. Our fixed rate available for sale investment is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our available for sale investment and our fixed and variable rate debt borrowings as of September 30, 2008 (dollars in millions):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Available for sale investment	2011 – 2037	7½ %		$ 10.3	$ 10.3	(1)
8 ¾% senior secured notes	April 15, 2012	8¾ %		253.1	232.1	(2)
13% senior notes with contingent interest of EVD	March 1, 2010	13%		6.9	6.2	(2)
11% senior secured notes	April 15, 2012	11%		115.1	115.7	(2)
Senior credit facilities	January 15, 2012	6%	(3)	8.0	8.0	(2)
Term loan	December 1, 2013	5%	(3)	3.9	3.9	(2)
Notes payable, capital lease obligations and other financial instruments	2008 - 2017	6% - 8¾ %		5.6	5.7	(2)
Derivative liability	April 15, 2012	N/A		1.1	1.1	(2)
Obligation under Minimum Assessment Agreement	2011 - 2037	N/A		9.4	6.6	(2)

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

(2)           Represents fair value as of September 30, 2008 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-l 5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives. Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting.   There were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 20, 2008, EVD and the Department entered into a Settlement Agreement (the “Settlement Agreement”) which settled tax disputes between EVD and the Department arising out of audits conducted by the Department of the taxable years ended December 31, 2002, 2003 and 2004 for which EVD previously paid and accrued.  The Department and EVD also reached an agreement regarding the payment of sales tax by EVD for tax years beginning on or after January 2005 for which EVD paid $0.3 million to the Department for the tax years 2005 - 2007.  The sales and use tax dispute with St. Landry Parish and the City of Opelousas remains open. EVD has accrued management’s best estimate of all sales and use taxes that may be due to St. Landry Parish or the City of Opelousas as of September 30, 2008.

During the second quarter of 2008, EVD settled an arbitration dispute with the general contractor of its racino and executed a settlement agreement whereby EVD agreed to pay the general contractor approximately $0.8 million to settle all claims related to the arbitration.  Accordingly, in the second quarter of 2008 EVD recorded an $0.8 million reduction in the $1.6 million liability for unpaid billings from the contractor previously recorded on the Company’s consolidated balance sheet with a corresponding reduction in property and equipment.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on November 14, 2008.

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