Form 10-K
period 2008-12-31
Peninsula Gaming, LLC
filed 2009-03-26
CIK 1299109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

301 Bell Street
Dubuque, Iowa 52001
(563) 690-4975
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

General

Peninsula Gaming, LLC, a Delaware limited liability company (“PGL”), was formed in 2004 and is a holding company with no independent operations whose primary assets are its equity interests in its wholly owned subsidiaries. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).  PGP’s only other subsidiary is OED Acquisition, LLC, a Delaware limited liability company (“OEDA”).  PGL’s direct and indirect wholly owned operating subsidiaries consist of:

•	Diamond Jo, LLC, a Delaware limited liability company (“DJL”), which was formed in 1999 and owns and operates the Diamond Jo casino in Dubuque, Iowa;
•
The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), which owns and operates the Evangeline Downs Racetrack and Casino, or “racino”, in St. Landry Parish, Louisiana, and four off-track betting parlors (“OTB”) in Louisiana; and

•	Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), which owns and operates the Diamond Jo casino in Worth County, Iowa.

In addition, PGL is the parent of wholly owned Peninsula Gaming Corp., a Delaware corporation (“PGC”), which was formed in 2004 and has no assets or operations, and wholly owned Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”), which has no independent operations and whose sole assets are its equity interests in its wholly owned subsidiaries. DJWH’s subsidiaries are DJW and Diamond Jo Worth Corp., a Delaware corporation (“DJWC”), which has no assets or operations.

As used herein, unless otherwise stated or the context otherwise refers to PGL individually, the terms “we”, “us”, “our” or the “Company” refer to PGL and its subsidiaries.

We currently operate three reportable segments: (1) the gaming operations of DJL, consisting of the Diamond Jo casino in Dubuque, Iowa (“Diamond Jo”), (2) the gaming operations of EVD, consisting of the casino, racetrack and OTBs operated by EVD in Louisiana (“Evangeline Downs”), and (3) the gaming operations of DJW, consisting of the casino in Worth County, Iowa (“Diamond Jo Worth”). See Note 12 to the consolidated financial statements for financial information about our segments.

Our address is 301 Bell Street, Dubuque, Iowa 52001 and our telephone number is (563) 690-4975. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, filed by us with the Securities and Exchange Commission (“SEC”), are available on the SEC’s website at http://www.sec.gov.

Business

Diamond Jo. On December 10, 2008, DJL opened its new land-based casino to the public.  The new Diamond Jo is a two-story, approximately 188,000 square foot facility located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa and is accessible from each of the major highways in the area.  The Diamond Jo includes 923 slot machines, 17 table games and a five table poker room.  Additional amenities include a 30-lane state of the art bowling center, a 33,000 square foot event center and two banquet rooms.  The new facility also features five dining outlets, The Kitchen Buffet, a 200-seat live action buffet, 120-seat Woodfire Grille, the casino’s signature high-end restaurant, 190-seat Mojo’s sports bar, a deli and a snack shop, as well as three full service bars located on or near the casino floor.  The Diamond Jo is open 24 hours per day, seven days per week.

The Diamond Jo has approximately 680 surface parking spaces conveniently available to our patrons, together with valet parking. In addition, the City of Dubuque, Iowa recently opened a four-story public parking facility adjacent to the new casino.  The parking facility includes 1,083 parking spaces and offers free parking to the public with direct access to the new casino facility from all four levels of the parking facility.

Evangeline Downs. The Evangeline Downs Racetrack and Casino is located in Opelousas, Louisiana.  This facility has a southern Louisiana Cajun roadhouse theme on the exterior, with a complimentary regional Acadian atmosphere on the interior.  The racino currently includes a casino with 1,425 slot machines, parking spaces for approximately 2,544 cars and five buses, and several dining options.  Our dining venues include a 312-seat Cajun buffet, a 90-seat fine-dining Blackberry’s restaurant, a 60-seat Po-Boys Food Court, a 90-seat Café 24/7 and a 202-seat Mojo’s sports bar with a 37-seat patio.  In addition, a raised bar and lounge area known as Zydeco’s occupies the center of our casino floor.  In the clubhouse, Silk’s Fine Dining offers a varied menu and the grandstand area contains a concession and bar for our patrons’ convenience.  The racino includes a one-mile dirt track, a recently completed 7/8 mile turf track, stables for 980 horses, a grandstand and clubhouse seating for 1,295 patrons, and apron and patio space for an additional 3,000 patrons.  EVD is open 24 hours per day, seven days per week.

EVD is currently in the process of renovating its casino floor to improve the overall gaming experience for our patrons.  This $3.7 million renovation includes, among other things, the purchase of 100 new slot machines, new slot signage and new casino carpeting as well as an overall redesign of the casino floor layout to provide more space for patrons.

In addition, in February 2009, EVD entered into a letter of intent with a third party operator to allow the third party to design, develop, construct and operate a hotel with a minimum of 100 rooms adjacent to the racino on land owned by EVD.  Under the terms of the letter of intent, the hotel will include at least 25 suites, five meeting rooms and an indoor pool.  EVD will lease the land on which the hotel will be located for a lease fee of 2% of gross revenue of the hotel.  The agreement also contains a purchase option which allows EVD to purchase the hotel from the third party operator.  Any agreement related to the building of the hotel by the third party operator is subject to approval by the Louisiana State Gaming Control Board and the ability of the third party operator to obtain financing for the project.

OTBs.  EVD currently operates four OTBs: one in Port Allen, Louisiana; one in New Iberia, Louisiana; one in Henderson, Louisiana; and one in Eunice, Louisiana.  Each of these OTBs offers simulcast pari-mutuel wagering seven days a week and is equipped to serve alcoholic and non-alcoholic beverages and food. The Port Allen OTB is located immediately off Interstate 10, across the Mississippi River from Baton Rouge. The two-story Port Allen facility offers off-track betting, 74 video poker machines, a full-service bar, a cafe and a VIP lounge. EVD’s New Iberia OTB operation offers simulcast pari-mutuel wagering and is equipped to serve alcoholic and non-alcoholic beverages and food.  The Henderson OTB, which opened in May 2005, seats 60 patrons and features a restaurant and full service bar.  In August 2007, we opened our approximately 1,250 square foot expansion and began operating 46 video poker machines in Henderson. The Eunice facility offers off-track betting, 68 video poker machines, a full service bar and private parking for its patrons.  Under Louisiana’s racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of our Evangeline Downs racetrack, which effectively gives us the exclusive right, at our option, to operate additional OTBs within such a radius, provided that such OTB is not also within a 55-mile radius of another horse racetrack.

Diamond Jo Worth.  The Diamond Jo Worth casino opened to the public in April 2006 in Northwood, Iowa which is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. Our casino is situated on a 36-acre site approximately an equal distance between Minneapolis, Minnesota and Des Moines, Iowa at the intersection of Interstate 35 and Highway 105. The exterior design of Diamond Jo Worth incorporates a regional gristmill and riverboat theme, with a complementary riverside docking facility atmosphere on the interior. As a result of an approximately 30,000 square foot casino expansion, which opened to the public in April 2007, the Diamond Jo Worth casino currently has 920 slot machines, 25 table games and 7 poker tables in operation, as well as parking spaces for approximately 1,300 vehicles, a 5,200 square foot event center and several dining options, including a 190-seat buffet restaurant, a 114-seat steakhouse restaurant, which opened in January 2008, and a coffee shop. Diamond Jo Worth is open seven days a week. In November 2006, a 100-room hotel development adjacent to the casino opened which is owned and operated by a third party. Under an agreement between DJW and the third party operator, DJW has the option to purchase the hotel from the third party operator. DJW also operates a convenience store and gas station at the site.

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

Diamond Jo. The Diamond Jo’s principal competition is the only other licensed gaming facility in Dubuque, the Dubuque Greyhound Park & Casino (the “DGP”). The DGP is located approximately three miles north of the Port of Dubuque and offers some amenities that Diamond Jo does not have, including live and simulcast greyhound racing, and, on a limited basis, simulcast horse racing. As a not-for-profit organization, the DGP has developed strong relationships with the local community and city officials by distributing a percentage of its cash flow, through contributions, to the City of Dubuque and local charities. DGP’s facility includes 1,000 slot machines, 16 table games and 4 poker tables. DGP is currently renovating its gaming facility. The renovation is expected to include a new restaurant, entertainment facility and additional gaming space.  In addition, a group of private investors opened a hotel adjacent to the DGP in October 2005. The DGP is owned and operated by the Dubuque Racing Association (“DRA”). As a not-for-profit organization, the DRA distributes a percentage of its cash flow to the City of Dubuque and local charities.

Riverboat gaming licenses in the State of Iowa are granted to not-for-profit “qualified sponsoring organizations” and can be issued jointly to a not-for-profit qualified sponsoring organization and a boat operator. The granting of new licenses requires regulatory approval, which includes, among other things, satisfactory feasibility studies. The DRA is the not-for-profit qualified sponsoring organization that, pursuant to a contract between the parties, holds the gaming license together with us as the operator.

The Iowa Racing and Gaming Commission rescinded its rule limiting riverboat gaming licenses in Iowa and in May 2005 granted four new gaming licenses (including ours in Worth County). The closest of these licensees to the Diamond Jo is located in Waterloo, Iowa which is approximately 85 miles away from the Diamond Jo.

Evangeline Downs. The nearest competitor to Evangeline Downs is a Native American casino located approximately 50 miles to the north of the racino, including several miles off the highway in Marksville, Louisiana. Beyond that, patrons in Lafayette need to drive approximately 75 miles to reach riverboat casinos in Baton Rouge and approximately 100 miles to reach riverboat casinos in Lake Charles and a Native American casino in Kinder. Because our competition in Marksville is situated more than 20 miles off the highway, we believe that the ease of highway access for Evangeline Downs provides a competitive advantage.

Louisiana law currently places limitations on the number and types of gaming facilities that may operate in the state. Currently, there are only four horse racetracks in Louisiana with licenses to conduct live racing. Under the Pari-Mutuel Act, each of the four horse racetracks (including our racino) is permitted to install slot machines at its facilities. The horse racetrack nearest to the racino site that is allowed to have gaming operations is located in Vinton, Louisiana, near Lake Charles, which is more than 100 miles away from the racino. In addition, current Louisiana law permits only 15 riverboat gaming licenses, all of which have currently been awarded. Also, under current Louisiana law, the only non-Native American land-based casino permitted to operate in the state is the land-based casino currently operating in New Orleans, more than 100 miles from Lafayette. Native American gaming facilities operate pursuant to compacts with the State of Louisiana. There currently are only four federally-recognized Native American tribes in Louisiana and only three Native American casinos are currently operating in Louisiana, the closest being in Marksville, which is approximately 50 miles from Evangeline Downs. The fourth tribe, which to our knowledge currently does not have a compact with the State of Louisiana, has proposed to develop a casino in DeSoto Parish, more than 150 miles from the racino.

Diamond Jo Worth. Diamond Jo Worth’s primary competition is the Native American gaming operations in Minnesota, the closest being approximately 110 miles from the Diamond Jo Worth casino. In addition, a casino in Emmetsburg, Iowa, approximately 90 miles from Diamond Jo Worth casino, commenced operations in June 2006 and a casino in Waterloo, Iowa opened in the summer of 2007, which is located approximately 120 miles from the Diamond Jo Worth casino.

Employees

We maintain a staff of approximately 430 to 460 full-time equivalent employees at the Diamond Jo, a staff of approximately 550 to 600 full-time equivalent employees at Evangeline Downs and a staff of approximately 330 to 380 full-time equivalent employees at the Diamond Jo Worth, depending upon the time of the year. None of our employees are covered by a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage, and believe we maintain good relations with our employees.

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

Iowa Gaming Regulation

Our Diamond Jo and Diamond Jo Worth operations are subject to Chapter 99F of the Iowa Code and the regulations promulgated under that Chapter and the licensing and regulatory control of the Iowa Racing and Gaming Commission. Our license is subject to annual renewal.

Under Iowa law, the legal age for gaming is 21, and wagering on a “gambling game” is legal when conducted by a licensee on the gaming floor of an “excursion gambling boat” or a "gambling structure." An “excursion gambling boat” is an excursion boat or moored barge and a "gambling structure" is any man-made stationary structure which does not contain a race track and  is approved by the Iowa Racing and Gaming Commission. A “gambling game” is any game of chance authorized by the Iowa Racing and Gaming Commission.

The legislation permitting gambling in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” A “qualified sponsoring organization” is defined as a nonprofit corporation organized under Iowa law, whether or not exempt from federal taxation, or a person or association that can show to the satisfaction of the Iowa Racing and Gaming Commission that the person or association is eligible for exemption from federal income taxation under Sections 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal Revenue Code. Such nonprofit corporation may operate the excursion gambling boat or gambling structure itself, or it may enter into an agreement with another operator to operate the boat or structure on its behalf. An operator must be approved and licensed by the Iowa Racing and Gaming Commission. DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received an excursion gambling boat license in 1990 and has served as the “qualified sponsoring organization” of the Diamond Jo since March 18, 1993. DRA entered into an operating agreement (the “DRA Operating Agreement”) with Greater Dubuque Riverboat Entertainment Company, the previous owner and operator of the Diamond Jo, authorizing Greater Dubuque Riverboat Entertainment Company to operate excursion gambling boat gaming operations in Dubuque. The Iowa Racing and Gaming Commission approved the DRA Operating Agreement on March 18, 1993. The term of the DRA Operating Agreement expires on December 31, 2018. We assumed the rights and obligations of Greater Dubuque Riverboat Entertainment Company under the DRA Operating Agreement.

During 2005, the DRA Operating Agreement was amended to provide for, among other things, the following:

•	The DRA is authorized to operate up to 1,500 gaming positions at DGP.

•	Extension of the operating agreement through December 31, 2018.

•
From February 2006 (the date that DGP commenced operation of table games) through August 31, 2006 (the date a competing casino facility opened to the public in Riverside, Iowa),  DRA was contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions. Beginning September 1, 2006 and continuing through November 18, 2008, DRA was contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts above a 7% decline from the base period and subject to a maximum 21% decline and certain payment deferral conditions.

•
DJL paid to DRA the sum of $.50 for each patron admitted on the boat through December 9, 2008. During 2008, 2007 and 2006, these payments approximated $0.3 million, $0.4 million and $0.4 million, respectively. Commencing December 10, 2008, the date DJL moved its operations to its new facility, DJL is required to pay to the DRA 4.5% of DJL’s adjusted gross receipts.  These payments approximated $0.2 million for the year ended December 31, 2008.

During 2008, 2007 and 2006, DJL recorded other revenue of approximately $1.6 million, $1.9 million and $1.6 million, respectively, related to this agreement, of which $0.7 million and $2.5 million has been recorded as a long-term receivable and is included in deposits and other assets on the Company’s balance sheets at December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, $3.4 million and $0.3 million, respectively, is recorded as a short-term receivable on the Company’s balance sheets.

In a separate agreement with the City of Dubuque, we extended our leases for certain real property, including various parking lots around the casino, through December 2018.  The current lease calls for lease payments of $500,000 annually. However, under DJL’s operating agreement with the DRA, the DRA is required to reimburse DJL for all lease payments paid to the City as described in this paragraph.

The Worth County Development Authority (“WCDA”), a not-for-profit corporation, was organized on July 14, 2003 for the purpose of serving as a qualified sponsoring organization for an excursion gambling boat license to be held in Worth County, Iowa. Pursuant to an operator’s agreement with the WCDA (the “WCDA Operating Agreement”), DJW is entitled to own and operate an excursion gambling boat in Worth County, Iowa. As the “qualified sponsoring organization” for DJW, WCDA receives 5.76% of DJW’s adjusted gross receipts. In 2008, 2007 and 2006, DJW expensed $4.5 million, $4.3 million and $2.8 million, respectively, under this agreement.  The WCDA Operating Agreement expires on March 31, 2015, but is subject to automatic three year renewal periods.

Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming. The electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming on May 17, 1994 by referendum, with 80% of the electorate voting in favor of gaming conducted by DJL. The electorate of Worth County, Iowa, approved gaming on June 24, 2003 by referendum, including gaming conducted by DJW, with 75% of the electorate voting in favor. In addition, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such a referendum took place for DJL on November 5, 2002 with 79% of the electorate voting on the proposition favoring continued gaming on excursion gambling boats  in Dubuque County. The next referendum in both Dubuque County and Worth County is scheduled for 2010. If any reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier non-renewal or revocation under Iowa law and regulations applicable to all licenses.

Proposals to amend or supplement Iowa’s gaming statutes are frequently introduced in the Iowa state legislature. In addition, the state legislature sometimes considers proposals to amend or repeal Iowa law and regulations, which could effectively prohibit gaming in gambling structures in the State of Iowa, limit the expansion of existing operations or otherwise affect our operations. Although we do not believe that a prohibition of gaming in Iowa is likely, we can give no assurance that changes in Iowa gaming laws will not occur or that the changes will not have a material adverse effect on our business.

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

Iowa has a graduated wagering tax on excursion gambling boat  gaming equal to 5% of the first one million dollars of adjusted gross receipts, 10% on the next two million dollars of adjusted gross receipts and 22% on adjusted gross receipts of more than three million dollars. In addition, Iowa excursion gambling boats and gambling structures  share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa. For the fiscal year ending December 31, 2008, DJL’s and DJW’s share of such expenses were approximately $0.7 million each. Further, DJL paid to the City of Dubuque a fee equal to $.50 per passenger through the date it began operations at its new moored barge facility.

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

In connection with obtaining its gaming license, DJW is required to pay under an executory agreement a license fee of $5.0 million payable in five equal annual installments of $1.0 million. DJW paid the first four installments in June 2005, May 2006, May 2007 and May 2008 with the remaining installment due in May 2009.

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

We are required to notify the Iowa Racing and Gaming Commission as to the identity of, and may be required to submit background information regarding, each director, corporate officer and owner, partner, joint venture, trustee or any other person who has a beneficial interest, direct or indirect, in DJL or DJW. The Iowa Racing and Gaming Commission may also request that we provide them with a list of persons holding beneficial ownership interests in DJL or DJW . For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The Iowa Racing and Gaming Commission may limit, make conditional, suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest is found to be ineligible as a result of want of character, moral fitness, financial responsibility, or professional qualifications or due to failure to meet other criteria employed by the Iowa Racing and Gaming Commission.

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

The Pari-Mutuel Act requires that licensees supplement horse racing purses and pay certain other fees from slot machine proceeds. The Pari-Mutuel Act also levies taxes on the net slot machine proceeds. Licensees must pay 15% of gross slot machine proceeds to supplement purses at their facilities, pay 2% to the Louisiana Thoroughbred Breeders Association and also pay 1% to the Louisiana Quarter Horse Breeders Association. In addition to these payments, we will pay 18.5% of the net slot machine proceeds (net of the payments described above) as state taxes and 4% as local taxes. The effective rate of total taxes and fees is therefore approximately 36.5% of our adjusted gross slot revenue. Additionally, we also pay the Louisiana State Racing Commission $0.25 each day for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, attends a live race at our horse racetrack, enters the racino during non-racing season, from the hours of noon to midnight, Thursday through Monday, or enters any one of our OTBs.

To remain an “eligible facility” under the Pari-Mutuel Act, each year we must, among other things, have a minimum of 80 live racing days in a consecutive 20-week period.

Louisiana State Racing Commission

Pari-mutuel betting and the conducting of live horse race meets in Louisiana are strictly regulated by the Louisiana State Racing Commission, which was created pursuant to the Horse Racing Act. The Louisiana Racing Commission is comprised of 10 members. In order to be approved to conduct a live race meet and to operate pari-mutuel wagering (including off-track betting), an applicant must show, among other things: (i) racing experience; (ii) financial qualifications; (iii) moral and financial qualifications of applicant and applicant’s partners, officers and officials; (iv) the expected effect on the breeding and horse industry; and (v) the expected effect on the State’s economy.

In 2000, we received from the Louisiana State Racing Commission a license to conduct live race meets and to operate pari-mutuel wagering at our prior facility. The initial term of the license was renewed on April 20, 2007 for 10 years or through April 19, 2017. On December 19, 2002, we received approval to transfer our operations under our license from Lafayette Parish to St. Landry Parish upon completion of our new horse racetrack. As a condition to the approval of our racing license, we are required to offer pari-mutuel wagering in the defined casino gaming space at the time we conduct slot machine gaming. Our racino includes monitors and other equipment to facilitate live and simulcast wagering within the casino area in compliance with this condition.

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

The Louisiana State Gaming Control Board

In 1996, Louisiana created the Louisiana Gaming Control Board (the “Board”), which was granted all of the regulatory authority, control and jurisdiction to license and monitor gaming facilities in Louisiana, including our racino. To receive a gaming license an applicant and its management must apply to the Board and be investigated by the Louisiana State Police Gaming Enforcement Division (the “Division”) prior to licensing. The Board and the Division must determine that the applicant is suitable to conduct the gaming operations, including that the applicant (and its owners, officers, directors and key employees) is of good character, honesty and integrity, that its prior activities, reputation and associations pose no threat to the public interest or to the effective regulation of the industry and that the applicant is capable of conducting the operation of the slot machine facility. The Board must also determine that the applicant has adequate financing from a source suitable and acceptable to the Board.

The applicant for a gaming license, its directors, officers, key personnel, partners, and persons holding a 5% or greater equity or economic interest in the applicant will be required to be found suitable by the Board. To receive a license the applicant must file an extensive application with the Board, disclosing personal, financial, criminal, business and other information. The applicant is required to pay all costs of investigation. An application for a finding of suitability of a person may be denied for any cause deemed reasonable by the Board. Any other person who is found to have a material relationship to or a material involvement with a gaming company also may be required to be investigated in order to be found suitable or be licensed as a business associate of an applicant. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of a gaming company may be deemed to have such a relationship or involvement.

If the Board were to find a director, officer or key employee of an applicant unsuitable for licensing purposes or unsuitable to continue having a relationship with an applicant, the applicant would have to dismiss and sever all relationships with such person. The applicant would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a gaming employee permit which may be revoked upon the occurrence of certain specified events.

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

We received our gaming license to operate slot machines at our racino from the Louisiana Gaming Control Board on January 21, 2003 and it was renewed on December 11, 2007.  The license is for 5 years and must be renewed 60 days before January 21, 2013.  The Board retains absolute discretion over the right to renew our license.

EVD’s gaming license authorizes the use of 15,000 square feet of designated gaming space. EVD submitted for approval its current layout for the casino, which incorporates 1,425 slot machines, which was approved October 21, 2008. If EVD wants to change the type and/or design of its slot machines, it must once again seek and obtain approval of both the Division and go before the Board to obtain such approval. Once any new machines are installed, they must be inspected by regulators and tested prior to the approval of their operation. The moving of the machines within the approved gaming area also requires the approval of the Louisiana State Police with oversight of the Louisiana Gaming Control Board.

To maintain our gaming license, each year we must remain an “eligible facility” under the Pari-Mutuel Act. This means that we must, among other things, have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the new horse racetrack and must be a licensed racing association.

Although we have obtained our license to conduct slot machine operations, we continue to be subject to ongoing monitoring and compliance requirements by the Board and the Division. We have obtained from the Board a video draw poker establishment license and owner device license. The video draw poker establishment license allows us to operate video draw poker devices at our approved OTB locations but not the racino, and the owner device license allows us to own those machines. Regulations require us to comply with rigorous accounting and operating procedures, including the submission of detailed financial and operating reports. Our accounting records must include accurate, complete and permanent records of all transactions pertaining to revenue. Detailed ownership records must be kept on site available for inspection. All records must be retained for a period of five years. Audited financial statements are required to be submitted to the Division. Internal controls have been approved and in place beginning the first day of operation. These controls include handling of cash, tips and gratuities, slot operations, and count room procedures and management information systems. Each licensed facility is required by the Board to maintain cash or cash equivalent amounts on site sufficient to protect patrons against defaults in gaming debts owed by the licensee. In addition, licensees are subject to currency transaction reporting regulations.

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

       The Board retains the power to suspend, revoke, condition, limit or restrict our license to conduct slot machine operations as a sanction for violating licensing terms or for any cause they deem reasonable. In addition, monetary fines for violations may be levied against us, and our gaming operation revenues may be forfeited to the state under certain circumstances. Initial enforcement actions against a licensee are brought by the Division and are heard before an administrative law judge to whom the Board has delegated decision making power. Either party may appeal the ruling of the administrative law judge before the full Board. Either party may further appeal the ruling of the Board in state court. The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the regulatory authorities and may be amended. Any changes in such laws or regulations, or their current interpretations, could have a material adverse effect on our business, financial condition, results of operations and ability to meet our payment obligations under the Peninsula Gaming Notes and our other indebtedness.

The Board has broad regulatory power over securities issuances and incurrence of indebtedness by gaming facilities. Substantially all loans, leases, private sales of securities, extensions of credit, refinancing and similar financing transactions entered into by a licensee must be approved by the Board. Pursuant to a letter dated January 31, 2003, December 5, 2006 and July 19, 2007, the Board exempted the offering of the Peninsula Gaming Notes (as defined herein) from any requirement for prior approval by the Board. However, at any time, any holder of the Peninsula Gaming Notes may be called before the Board to undergo a suitability investigation in the event the Board determines that such holder exercises a material influence over us or our operations.

At any time the  Board may investigate and require the finding of suitability of any shareholder or beneficial shareholder (and if the shareholder is a corporate or partnership entity, then the shareholders or partners of the entity), officer, partner, member, manager or director of a licensee if the  Board believes such holder exercises a material influence over the licensee. Furthermore, all holders of more than a 5% interest in the licensee, or proposed purchasers of more than a 5% interest are automatically investigated and are required to submit to suitability requirements of the Board. Any sale or transfer of more than a 5% interest in any gaming licensee is subject to the approval of the Board.

If the Board finds that any security holder or proposed security holder, including a holder of our debt securities or the debt securities of our subsidiaries, is not qualified pursuant to existing laws, rules and regulations, and if as a result it determines that the licensee is no longer qualified to continue as a licensee, it can propose action necessary to protect the public interest, including the suspension or revocation of a license or permit. It may also issue, under penalty of revocation of license, a condition of disqualification naming the person and declaring that such person may not (a) receive dividends or interest on securities of the licensee, (b) exercise any right conferred by securities of the licensee, (c) receive remuneration or any other economic benefit from the licensee or (d) continue in an ownership or economic interest in the licensee or remain as a director, partner, officer, or manager of the licensee. A security issued by a licensee must generally disclose these restrictions.

Other Regulations

     Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

ITEM 1A.                      RISK FACTORS

Future Operating Performance —Our future operating performance could be adversely affected by disruptions in operations and reduced patronage of our properties as a result of poor economic conditions, severe weather and other factors.

Our future operating performance could be adversely affected by disruptions and reduced patronage of our properties as a result of poor economic conditions, severe weather and other factors. The impact of these factors will be more significant to us than it would be to a more diversified gaming company. Any or all of our properties could be completely or partially closed due to, among other things, severe weather, casualty, mechanical failure, including the failure of our slot machines, physical damage or extended or extraordinary maintenance or inspection. For example, hurricane Gustav forced the closure of Evangeline Downs for five days in 2008. Severe or inclement weather may also cause the closure of, or limit the travel on, highways which provide access to our properties and could reduce the number of people visiting these facilities. In addition, to maintain our gaming license for our racino, we must have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the racetrack, and poor weather conditions may make it difficult for us to comply with this requirement. Although we maintain insurance policies, insurance proceeds may not adequately compensate us for all economic consequences of any such event.

      We are also vulnerable to any adverse changes in general political, financial and economic conditions (including as a result of international conflict) and any negative economic, competitive, demographic or other conditions affecting the States of Iowa and Louisiana, the cities of Dubuque and Northwood, Iowa, and Opelousas, Louisiana and the surrounding areas from which we expect to attract patrons. If the economy of any of these areas suffers a downturn or if any of these areas’ larger employers lay off workers, we may be adversely affected by the decline in disposable income of affected consumers. In addition, the current recession or further downturn in the general economy, or in a region constituting a significant source of customers for our properties, could have a negative impact on our operations.  Any of the foregoing factors could limit or result in a decrease in the number of patrons at any of our properties or a decrease in the amount that patrons are willing to wager.

Debt — Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under our senior credit facilities, the Peninsula Gaming Notes and DJW Notes.

As of December 31, 2008, we had approximately $416.3 million of total debt outstanding. Our significant indebtedness could have important consequences such as:

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

Our PGL Credit Facility limits DJL’s and EVD’s ability to pay dividends, make loans and distributions to PGL and DJW and also requires DJL and EVD to meet, among other things, certain minimum EBITDA and maximum capital expenditure requirements. Our indenture governing the DJW Notes also limits DJW’s ability to make loans and distributions to PGL. Due to these limitations on the payment of dividends, making loans and other distributions, PGL may not, on its own, be able to satisfy its obligations under the Peninsula Gaming Notes, which obligations must therefore be satisfied by DJL, co-issuer of the Peninsula Gaming Notes, and EVD, guarantor of the Peninsula Gaming Notes. In addition, due to the limitations discussed above, DJW may not be able to receive dividends or distributions from PGL or any of its restricted subsidiaries to help satisfy its obligations under the DJW Notes or DJW’s senior credit facility.  Non-compliance with the financial ratios and tests contained in our debt agreements may adversely affect our ability to incur more debt, adequately finance our operations or capital needs in the future or to pursue attractive business opportunities that may arise in the future. Our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be adversely affected by our operations and by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default under the notes and our other indebtedness.

History of Net Losses —We have had a net loss in recent years and may experience net losses in the future.

We had net losses in 2007 of $5.2 million, 2005 of $3.4 million and 2004 of $45.1 million (including $37.6 million related to a loss on early retirement of debt).  As we continue to execute our business strategy, we may experience net losses in the future, which could have an adverse affect on our business, prospects, financial condition, results of operations and cash flows.

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

Reauthorization of Gaming in Iowa —The Dubuque County and Worth County electorate must vote in 2010 and every eight years thereafter whether to continue to allow riverboat gaming in Dubuque County and Worth County, Iowa. If gaming is discontinued, it is unlikely that DJL or DJW will be able to conduct its gaming operations.

Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming, and a reauthorization referendum requiring majority approval must be held every eight years. On November 5, 2002, the electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming by approximately 79% of the votes cast. On June 24, 2003, Worth County, Iowa approved gaming in the county by approximately 75% of the votes cast. If any reauthorization referendum is defeated in either Dubuque or Worth County in 2010, it is unlikely that DJL or DJW, respectively, would be able to conduct gaming operations, and, in that case, we may not be able to continue to service our indebtedness, including the Peninsula Gaming and DJW Notes.

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

The gaming industry is intensely competitive. If our existing competitors expand and/or upgrade their facilities or operate more efficiently than we do, new gaming firms enter the markets in which we operate or our competitors offer amenities that our casinos do not have, we could lose market share or our gaming markets could become saturated and new opportunities for expanding our business could become limited. As a result, increased competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In Dubuque, Iowa, we face competition primarily from the DGP. DGP’s facility includes 1,000 slot machines, 16 table games and 4 poker tables. DGP is currently renovating its gaming facility. The renovation is expected to include a new restaurant, entertainment facility and additional gaming space.  In addition, a group of private investors opened a hotel adjacent to the DGP in October 2005. The DGP is owned and operated by the Dubuque Racing Association, or DRA. Besides the DGP, we also currently face limited competition from other gaming facilities located approximately 60 to 120 miles from our operations. In May 2005, the Iowa Racing and Gaming Commission granted 4 new licenses (including ours in Worth County). The closest of these licensees to the Diamond Jo is one located in Waterloo, Iowa, approximately 85 miles to the west of Dubuque, which opened in June 2007.

Our primary competition at the Diamond Jo Worth casino is from the Native American gaming operations in Minnesota, the closest being approximately 110 miles from the Diamond Jo Worth casino. In addition, a new casino in Emmetsburg, Iowa, located approximately 90 miles from Diamond Jo Worth casino, commenced operations in June 2006.  As noted above, a new casino located in Waterloo, Iowa opened in June 2007 and is located approximately 120 miles from our Diamond Jo Worth casino.

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

We also compete to some extent with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming, on- and off-track wagering, internet gaming, and other forms of entertainment, including motion pictures, sporting events and other recreational activities. It is possible that these secondary competitors could reduce the number of visitors to our facilities or the amount they are willing to wager, which could have a material adverse effect on our ability to generate revenue or maintain our profitability and cash flows.

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

The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” Such “qualified sponsoring organizations” may operate the gambling structure itself, subject to satisfying necessary licensing requirements, or it may enter into an agreement with an operator to operate gambling on its behalf. An operator must be approved and licensed by the Iowa Racing and Gaming Commission. The DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and, pursuant to the Amended DRA Operating Agreement, has served as the “qualified sponsoring organization” of the Diamond Jo since March 18, 1993. The term of the Amended DRA Operating Agreement expires on December 31, 2018. WCDA, pursuant to the WCDA Operating Agreement, serves as the “qualified sponsoring organization” of Diamond Jo Worth. The term of the WCDA Operating Agreement expires on March 31, 2015 and is subject to automatic three year renewal periods. If the Amended DRA Operating Agreement or WCDA Operating Agreement were to terminate, or if the DRA or WCDA were to otherwise discontinue acting as our “qualified sponsoring organization” with respect to our operation of the Diamond Jo and Diamond Jo Worth, respectively, and we were unable to obtain a license from the Iowa Racing and Gaming Commission for an alternative “qualified sponsoring organization” to act on our behalf, we would no longer be able to continue our Diamond Jo or Diamond Jo Worth operations, which would materially and adversely affect our business, results of operations and cash flows.

Legislative Changes —Changes in legislative rules and regulations may have a material adverse effect on our operations.

Changes in federal or state laws, rules and regulations, including tax laws, affecting the gaming industry, or in the administration of such laws, could have a material adverse affect on our business. Regulatory commissions and state legislatures from time to time consider limitations on the expansion of gaming in jurisdictions where we operate and other changes in gaming laws and regulations. Proposals at the national level have included a federal gaming tax and limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. Proposals at the state level have also included changes in the gaming tax rate.  It is not possible to determine with certainty the likelihood of possible changes in tax or other laws affecting the gaming industry or in the administration of such laws. The changes, if adopted, could have a material adverse effect on our business, results of operations and cash flows.

Legislation in various forms to ban indoor tobacco smoking has recently been enacted or introduced in many states and local jurisdictions, including the jurisdictions in which we operate. The current restrictions permit smoking on the casino gaming floor in the jurisdictions in which we operate.  If additional restrictions on smoking are enacted in jurisdictions in which we operate, particularly if such restrictions ban tobacco smoking on the casino gaming floor, our business could be materially and adversely affected.

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

We are subject to significant taxes and fees relating to our gaming operations, which are subject to increase at any time. Currently, in Iowa, we are taxed at an effective rate of approximately 21% of our adjusted gross receipts by the State of Iowa, we pay the City of Dubuque a fee equal to $0.50 per patron and we pay a fee equal to 4.5% and 5.76% of adjusted gross receipts to the DRA and WCDA, respectively. In addition, all Iowa riverboats share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa, which is currently approximately $0.7 million per year per riverboat. Currently, in Louisiana, we are taxed at an effective rate of approximately 36.5% of our adjusted gross slot revenue and pay to the Louisiana State Racing Commission a fee of $0.25 for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, enters the racino during non-racing season from the hours of noon to midnight Thursday through Monday, or enters any one of our OTBs. In addition, there have been proposals in the past to tax all gaming establishments, including riverboat casinos, at the federal level. Any material increase in taxes or fees, or in costs of the Iowa Racing and Gaming Commission, the Louisiana State Racing Commission and related entities, would have a material adverse affect on our business.

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

We are dependent upon the available labor pool of unskilled and semi-skilled employees. We are also subject to the Fair Labor Standards Act, which governs matters such as minimum wage, overtime and other working conditions. In February 2007, the State of Iowa passed a bill increasing the minimum wage for Iowa workers.  Effective April 1, 2007, the minimum wage for the State of Iowa increased from $5.15 per hour to $6.20 per hour and then to $7.25 effective January 1, 2008. Effective July 24, 2007 and July 24, 2008, the federal minimum wage increased to $5.85 and $6.55, respectively, and is scheduled to increase to $7.25 per hour effective July 24, 2009.  Current Iowa law effectively requires that we pay Iowa employees 25% more than the federally mandated minimum wage rates. While DJL and DJW currently pay all of their employees more than the current minimum wage levels, these scheduled changes in minimum wage laws could increase our payroll costs in the future and have an adverse effect on our liquidity.  Further changes in applicable state or federal laws and regulations, particularly those governing minimum wages, could increase labor costs, which could have a material adverse effect on the cash flow available to service our indebtedness.

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

PGP is primarily responsible for managing DJL, EVD and DJW operations as well as supervising all development projects. Neither PGP nor any of its affiliates is restricted from managing other gaming operations, including new gaming ventures or facilities that may compete with ours, except that certain restrictions under the Amended DRA Operating Agreement will terminate if we or any of our affiliates operate another facility in Dubuque County or the adjoining counties of Illinois or Wisconsin. If PGP or any of its affiliates decides to manage other gaming operations, such activities could require a significant amount of attention from PGP’s officers and managers and require them to devote less time to managing our operations. While we believe that any new ventures will not detract from PGP’s ability to manage and operate our business, there can be no assurance that such ventures would not have a material adverse effect on us.

* * * * * * *

In addition to the foregoing, you should consider each of the factors set forth in this Annual Report in evaluating our business and our prospects. The factors described in our Part 1 Item 1A are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.   This report is qualified in its entirety by these risk factors.  If any of the foregoing risks actually occur, our business, financial condition and results of operation could be materially harmed.  In that case, the results of our future operations could decline significantly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

DJL owns approximately 7 acres of land in the Port of Dubuque on which DJL’s new 188,000 square foot casino is built.  We currently have approximately 680 surface parking spaces that are in close proximity to the Diamond Jo located on properties that we own, lease or to which we are given access at no cost pursuant to a non-exclusive use agreement with a third party. Our property lease currently requires us to pay $500,000 annually.  All rent payments associated with this lease are reimbursed to us by the DRA under the Amended DRA Operating Agreement.

The EVD racino sits on and is bounded by approximately 649 acres of owned land located in Opelousas, Louisiana that we purchased in 2002 and 2003. We have constructed a 170,000 square foot building and a one mile dirt and 7/8 mile turf racetrack on this site. A portion of the purchase price for certain parcels of such land was financed by the seller of such parcels by EVD issuing a $3,850,000 note payable to the seller. The note is payable in seven annual installments and bears interest at a rate of 8.75%. The note is collateralized by a mortgage on the property. Simultaneously with the payment of each annual installment, the seller agreed to release from the mortgage one of seven parcels of land into which the land was equally divided.  As of December 31, 2008, EVD has paid five of the seven annual installments.

In addition, EVD owns the land, building and improvements of the Port Allen OTB and leases the facilities that comprise the New Iberia, Henderson and Eunice OTBs.

The DJW casino and convenience store is located on 36 acres of owned land in Worth County, Iowa.  With the completion of the expansion project in 2007, the casino building is now approximately 75,000 square feet.  We currently have approximately 1,300 parking spaces that are in close proximity to Diamond Jo Worth located on properties that we own or lease.  DJW leases 10 acres of land north of the casino that require DJW to pay $52,000 per year as rent through June 2016.  The property lease also allows for the purchase of the leased land at the expiration of the lease for a total purchase price of $750,000.

In addition, DJW owns 268 acres of land approximately 10 miles northwest of the casino in Emmons, Minnesota on which a “member’s only” 93 acre 9-hole golf course and 9-station sporting clay course and 176 acre hunting facility, known as Pheasant Links, is located, together with a 4,500 square foot clubhouse.  DJW also leases 30 acres of adjacent land for $3,000 per year through September 2010 for use as additional hunting land.

ITEM 3.	LEGAL PROCEEDINGS

In October 2003, EVD filed a Petition for Declaratory Judgment in the 27th Judicial District Court in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana (the “Department”), the St. Landry Parish School Board and the City of Opelousas. EVD sought a judgment declaring that sales taxes were not due to the defendants on purchases made by EVD and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. EVD’s action was based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. The St. Landry Parish School Board and the City of Opelousas questioned the application of the racing statutes to the construction and furnishing of the casino portion of the facility, thereby leading to the filing of this action. Subsequently, the Department adopted a similar position as the St. Landry Parish School Board and the City of Opelousas.

On February 20, 2008, EVD and the Department entered into a Settlement Agreement (the “Settlement Agreement”) which settled tax disputes between EVD and the Department arising out of audits conducted by the Department of the taxable years ended December 31, 2002, 2003 and 2004 for which EVD previously accrued and paid. The Department and EVD also reached an agreement regarding the payment of sales tax by EVD for tax years beginning on or after January 2005 for which EVD paid an additional $0.3 million to the Department for the tax years 2005 through and including 2007. The sales and use tax dispute with St. Landry Parish and the City of Opelousas remains open. EVD has accrued management’s best estimate of all sales and use taxes that may be due to St. Landry Parish or the City of Opelousas as of December 31, 2008.  Amounts impacting expenses related to this dispute with all parties, excluding taxes associated with ongoing purchases and sales for the applicable year, were $1.1 million in 2006 and $(0.2) million in 2007.

During the second quarter of 2008, EVD settled an arbitration dispute with the general contractor of its racino and executed a settlement agreement whereby EVD agreed to pay the general contractor approximately $0.8 million to settle all claims related to the arbitration. Accordingly, in the second quarter of 2008, EVD recorded an $0.8 million reduction in the $1.6 million liability for unpaid billings from the contractor previously recorded on the Company’s balance sheet with a corresponding reduction in property and equipment.

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

As of December 31, 2008, PGP was the only holder of record of the common equity of PGL and DJL and PGC are wholly owned subsidiaries of PGL. In fiscal years 2008 and 2007, PGL and/or its subsidiaries paid distributions totaling $4.1 million and $6.4 million, respectively, to PGP in respect of (i) certain consulting and financial advisory services related to PGP development, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP (the “Board of Managers”) in their capacity as board members, and (iii) tax, accounting, legal and administrative costs and expenses of PGP. These amounts were recorded as member distributions.

Significant restrictions exist on our ability to make member distributions. See Note 4 to the consolidated financial statements for information on such restrictions.

ITEM 6.                      SELECTED FINANCIAL DATA

The following table represents selected consolidated financial data of PGL for the five years ended December 31, 2008.

The selected historical financial data for such periods are derived from our audited consolidated financial statements. All years presented include DJL’s operations and EVD’s gaming and horse racing operations, and the three years ended December 31, 2008 includes DJW’s operations (casino opened in April 2006). The selected financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this document.

	Year Ended December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands)
Statement of Operations Data
REVENUES:
Casino	$227,269		$222,147		$200,734		$146,790		$120,190
Racing	17,986		19,146		22,146		17,578		17,380
Video Poker	5,901		4,533		3,715		2,339		2,715
Food and beverage	16,767		15,801		15,315		13,511		11,464
Other	11,809		11,501		10,087		2,710		1,434
Less promotional allowances	(20,579)		(19,935)		(17,580)		(13,855)		(11,464)
Total net revenues	259,153		253,193		234,417		169,073		141,719
EXPENSES:
Casino	97,421		94,389		84,971		67,180		58,079
Racing	15,739		15,959		18,579		15,335		14,010
Video poker	4,349		3,751		2,949		1,767		2,034
Food and beverage	13,174		12,428		11,701		9,849		9,218
Other	7,564		7,080		6,605		1,720		1,076
Selling, general and administrative	34,657		49,770		43,924		28,454		24,247
Depreciation and amortization	20,134		20,728		20,820		16,249		12,356
Pre-opening expense	785		375		966		310		367
Development expense	(922)		8,041		777		575		242
Management severance and recruiting	—		—		—		—		593
Affiliate management fees	5,401		5,218		4,516		2,057		757
Impairment on asset held for sale	831		—		—		—		—
(Gain) loss on disposal of assets	95		2,731		210		(16)		(716)
Total expenses	199,228		220,470		196,018		143,480		122,263
Income from operations	59,925		32,723		38,399		25,593		19,456
OTHER INCOME (EXPENSE):
Interest income	2,465		2,628		955		516		170
Interest expense, net of amounts capitalized	(39,634)		(40,505)		(32,741)		(29,133)		(26,775)
Loss on early retirement of debt	—		—		—		—		(37,566)
Interest expense related to preferred member’s interest, redeemable	—		—		(285)		(360)		(360)
Total other expense	(37,169)		(37,877)		(32,071)		(28,977)		(64,531)
Net income (loss) to common member’s interests	$22,756		$(5,154)		$6,328		$(3,384)		$(45,075)

Ratio of earnings to fixed charges(1)	1.5	x	0.9	x	1.2	x	0.9	x	0.3	x

Cash Flow Data	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Cash flows from (used in) operating activities	$40,394	$42,299	$41,821	$21,527	$(21,875)
Cash flows used in investing activities	(67,601)	(50,555)	(31,980)	(52,142)	(6,786)
Cash flows from (used in) financing activities	23,812	(6,565)	34,302	32,889	18,007
Distributions to common member	(4,078)	(6,424)	(2,494)	(4,624)	(7,031)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data	(Dollars in thousands)
Current assets	$52,146	$52,288	$67,231	$24,731	$17,418
Total assets	437,276	371,927	353,810	287,628	243,069
Current liabilities	59,109	45,379	49,346	47,886	34,270
Total long-term obligations	430,150	386,170	360,965	310,349	271,398
Total member’s deficit	(51,983)	(59,622)	(56,501)	(70,607)	(62,599)
___________________
(1)           For purposes of determining the ratio of earnings to fixed charges, earnings are defined as net income (loss) to common member’s interests plus fixed charges. Fixed charges include interest expense on all indebtedness, including amounts capitalized, amortization of deferred financing costs and debt discount, and preferred member’s interest redeemable, and loss on early retirement of debt. Earnings were insufficient to cover fixed charges for the years ended December 31, 2007, 2005 and 2004 by $6.0 million, $3.7 million and $46.3 million, respectively.

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

•	the loss of any license or permit, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis;

•	the termination of our operating agreement with the DRA and/or the WCDA or the failure of the DRA and/or the WCDA to continue as our “qualified sponsoring organization;”

•	the loss of our facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

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

Overview

We own and operate (i) the Diamond Jo casino in Dubuque, Iowa with 923 slot machines and 17 table games and 5 poker tables, which commenced operations at its new facility in December 2008, (ii) the Evangeline Downs racino in Opelousas, Louisiana with 1,425 slot machines and a one-mile dirt and 7/8 mile turf horse racetrack and four OTBs located throughout south central Louisiana and (iii) the Diamond Jo Worth casino in Worth County, Iowa with 920 slot machines, 25 table games and 7 poker tables which opened to the public in April 2006 and subsequently expanded in April 2007.

Results of Operations

Our results of operations discussed below include the consolidated results of operations of PGL, DJL, EVD and DJW for the years ended December 31, 2008, 2007 and 2006.

Statement of Operations Data
(in thousands)
							Year Ended December 31,
							2008	2007	2006
General corporate							$ 1,386	$ (14,820)	$(11,035)
Diamond Jo							8,972	641	9,996
Evangeline Downs							28,814	26,073	23,838
Diamond Jo Worth							20,753	20,829	15,600
Income from operations							$ 59,925	$ 32,723	$ 38,399
	Diamond Jo			Evangeline Downs			Diamond Jo Worth
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Revenues:
Casino	$ 42,675	$ 40,589	$ 44,784	$ 105,844	$ 107,467	$ 106,558	$ 78,750	$ 74,091	$ 49,392
Racing				17,986	19,146	22,146
Video Poker				5,901	4,533	3,715
Food and beverage	2,793	2,425	2,642	9,867	10,218	10,803	4,107	3,158	1,870
Other	2,122	2,373	1,948	1,664	1,527	1,308	8,023	7,601	6,831
Less promotional allowances	(5,226)	(4,723)	(4,795)	(9,069)	(9,875)	(9,478)	(6,284)	(5,337)	(3,307)
Net revenues	42,364	40,664	44,579	132,193	133,016	135,052	84,596	79,513	54,786
Expenses:
Casino	18,936	18,055	18,844	50,381	50,409	50,133	28,104	25,925	15,994
Racing				15,739	15,959	18,579
Video Poker				4,349	3,751	2,949
Food and beverage	2,505	2,370	2,455	7,411	7,475	7,563	3,258	2,583	1,683
Other	249	25	39	275	273	295	7,040	6,782	6,271
Selling, general and administrative	7,745	7,639	8,387	15,097	15,317	16,556	13,592	12,397	8,241
Depreciation and amortization	3,488	4,448	4,176	8,011	8,971	13,094	8,578	7,265	3,536
Pre-opening expense	745	91		8	70	19	32	214	947
Development expense	(968)	7,974	624	46	67	109			44
Affiliate management fees				1,840	1,829	1,839	3,227	3,030	2,396
Impairment of asset held for sale	831
(Gain) loss on disposal of assets	(139)	(579)	58	222	2,822	78	12	488	74
Total expenses	33,392	40,023	34,583	103,379	106,943	111,214	63,843	58,684	39,186
Income (loss) from operations	$ 8,972	$ 641	$ 9,996	$ 28,814	$ 26,073	$ 23,838	$ 20,753	$ 20,829	$ 15,600

% of net revenues	21%	2%	22%	22%	20%	18%	25%	26%	28%

2008 Compared to 2007

Net revenues increased $6.0 million, or 2%, to $259.2 million in 2008 from $253.2 million in 2007. This increase was primarily related to an increase in casino revenues at DJW of $4.7 million which was largely a result of the expansion of the casino which opened to the public in April 2007.  Casino revenues at DJL also increased $2.1 million as explained below, contributing to the increase in net revenues in 2008 compared to 2007.  Casino revenue increases at DJW and DJL were partially offset by a decrease in net revenues at EVD of $0.8 million. This decrease at EVD is due to the negative effects of hurricane Gustav which forced the closure of our facility for five days in the third quarter of 2008. In addition to the actual days in which the casino was closed to the public, EVD was impacted by the after effects of Gustav for several more days which drove down attendance at our casino.

EVD’s casino revenue decreased $1.7 million to $105.8 million in 2008 compared to $107.5 million in 2007. This decrease is the direct result of a $2.4 million decrease in the third quarter 2008 compared to the third quarter of 2007 which was primarily related to the impact of hurricane Gustav as discussed above.  EVD continues its focus on controlled spending of promotional allowances through improvements to the database marketing programs to target more profitable customers.  Promotional allowances as a percentage of casino revenues decreased to 8.6% in 2008 from 9.2% in 2007. EVD’s casino win per gaming position per day increased to $204 in 2008 from $181 in 2007.

DJL’s casino revenues increased by $2.1 million to $42.7 million in 2008 from $40.6 million in 2007.  We believe this increase was primarily related to the opening of DJL’s new casino on December 10, 2008.  In addition, DJL’s operations were negatively impacted by adverse weather conditions during the fourth quarter of 2007.  DJL’s slot revenue increased 4% to $39.5 million in 2008 from $37.8 million in 2007, and DJL’s table game revenue increased 14% to $3.2 million for 2008 compared to $2.8 million for 2007.  DJL’s casino win per gaming position per day increased to $131 in 2008 from $123 in 2007.

DJW’s casino revenues increased by $4.7 million, or 6%, to $78.8 million in 2008 compared to $74.1 million in 2007 due primarily to the timing of the opening of the casino expansion in April 2007 coupled with more adverse weather conditions during the fourth quarter of 2007 compared to 2008.  DJW’s slot revenues increased 6% to $72.2 million in 2008 over 2007 while table game revenues increased 7% to $6.6 million in 2008.  DJW’s win per gaming position per day decreased to $198 for 2008 compared to $214 for 2007 primarily due to the increase in the number of gaming positions associated with the additional table games added as part of the April 2007 expansion.

Casino operating expenses increased $3.0 million to $97.4 million for 2008 from $94.4 million for 2007 due primarily to (i) an increase in gaming taxes at DJW and DJL related to the increase in gaming revenue and (ii) an increase in casino payroll and other operating expenses at DJW directly related to the casino expansion.

Racing revenues at EVD for 2008 were $18.0 million compared to $19.1 million for 2007.  This decrease was primarily due to running five less live thoroughbred horse racing nights in 2008 compared to 2007 as well as the impact of hurricane Gustav which forced us to close our OTB’s for five days plus the continuing after effects of the hurricane.

 Consistent with a decrease in racing revenues as noted above, racing expenses decreased to $15.7 million for 2008 from $16.0 million for 2007.

Video poker revenues at EVD for 2008 were $5.9 million compared to $4.5 million for 2007. The increase in video poker revenues was primarily attributable to the addition of video poker at our Henderson OTB in August 2007 as well as increases in video poker revenue at both our Port Allen and Eunice OTBs of 10% and 29%, respectively, which was primarily attributable to recent renovations at the Port Allen facility as well as continuous updating of the video poker machines at these OTBs to provide the latest and most popular games.

While video poker revenues at EVD increased 31% year over year, video poker expenses only increased 16% to $4.3 million for 2008 from $3.7 million for 2007 as EVD was able to improve video poker revenues at its Eunice and Port Allen OTBs without significant increases in labor and other operating expenses.  In addition, EVD benefited from a change in the effective rate used to calculate taxes and purses.  Effective July 1, 2008, the combined effective rate for taxes and purses on video poker revenues was reduced to 38% from 42.5%.

Food and beverage revenues and other revenues increased $1.3 million during 2008 compared to 2007 due primarily to (i) an increase in food and beverage revenues of $0.9 million at DJW related to the opening of a new high-end restaurant in January 2008 and the continued success of DJW’s  buffet restaurant that was added in June 2007 as part of the casino expansion and (ii) an increase in other revenue at DJW of $0.4 million primarily related to an increase in convenience store fuel revenues due to an increase in fuel prices in 2008 over 2007. Consistent with these increases in sales, DJW realized relative increases in food and beverage and other expenses.

Selling, general and administrative expenses decreased $15.1 million to $34.7 million for 2008 from $49.8 million for 2007. This decrease was due primarily to a $16.9 million decrease in non-cash expenses related to a decrease in the intrinsic value of PGP incentive units granted to certain executive officers of the Company in 2005.  This decrease was partially offset by a $1.2 million increase in general and administrative expenses associated with operations at DJW primarily related to additional costs associated with the casino expansion along with a $0.7 million increase in general corporate expenses.

Depreciation and amortization expenses decreased to $20.1 million for 2008 from $20.7 million for 2007 due primarily to decreases at EVD and DJL of $1.0 million and $1.0 million, respectively, related to assets that became fully depreciated during 2008.  These decreases were partially offset by an increase at DJW of $1.3 million primarily related to the impact of the depreciation on the assets associated with the DJW casino expansion.  Included in depreciation expense at DJL is accelerated depreciation on certain depreciable assets that will either be contributed to the Dubuque County Historical Society (the “Historical Society”) or are not being utilized at its new casino facility.  Accelerated depreciation on these assets began during the fourth quarter of 2006 and DJL continued to depreciate the remaining net book value of those assets less their estimated fair market value at the date of contribution or estimated net realizable value up to the date that DJL commenced operations at the new facility.  Depreciation expense for 2008 and 2007 increased by approximately $1.0 million and $0.8 million, respectively, as a result of accelerated depreciation on these assets.

At December 31, 2008 we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill or indefinite lived intangible assets.  While we do not expect significant changes in our operations at DJW and EVD over the next 12 months, we do anticipate a material increase in operations at DJL due to the opening of our new casino facility. However, the current economic crisis experienced across the country could have a negative effect on our future operations. If a material negative impact would occur, it may have an impact on our periodic review of goodwill for impairment.

Pre-opening expenses of $0.8 million for 2008 relate primarily to expenses incurred by DJL with respect to start-up activities surrounding its new casino facility. Pre-opening expenses of $0.4 million in 2007 relate primarily to expenses incurred by DJW with respect to its expansion.

In connection with DJL’s new casino development, DJL expensed $7.7 million in 2007 to development expense relating to certain of its unconditional obligations under an agreement with the Historical Society.  The obligations include the contribution by DJL to the Historical Society of (i) the dockside pavilion through a 99 year lease, (ii) the Diamond Jo vessel and (iii) cash.  See Note 2 to the consolidated financial statements for a further discussion of this agreement.  In addition, the Company expensed $0.3 million of other development costs in 2007.  In 2008, DJL and the Historical Society reached a revised agreement to sell the vessel and split the proceeds evenly between DJL and the Historical Society.  Based on this agreement, DJL reduced its outstanding obligation to the Historical Society related to the Diamond Jo vessel with a corresponding credit to development expense.

Affiliate management fees of $5.4 million and $5.2 million for 2008 and 2007, respectively, relate to management fees paid to related parties under various management services and consulting agreements at EVD and DJW which are based on net revenues and EBITDA.  These fees increased primarily due to increased revenues at DJW.

DJL recorded an impairment charge of $0.8 million in December 2008 related to the decrease in the fair market value of the Diamond Jo vessel. See Note 3 to the consolidated financial statements for further discussion of this impairment.

In 2007, EVD expensed $2.6 million as a loss on disposal of assets related primarily to the write-off of initial architectural and design costs related to the EVD hotel project.  See Note 3 to the consolidated financial statements for further discussion of this disposal.

Interest income of approximately $2.5 million for 2008 is primarily related to interest earned on DJW’s investment in its available for sale security.  Interest income of approximately $2.6 million for 2007 is primarily related to interest earned on cash deposits invested in interest bearing accounts as well as interest earned on DJW’s investment in its available for sale security during the fourth quarter of 2007.  Interest expense, net of amounts capitalized, decreased $0.9 million to $39.6 million during 2008 from $40.5 million for 2007. This decrease is primarily due to a $1.7 million decrease in interest expense at DJL primarily related to a $3.0 million increase in capitalized interest related to the construction of the new casino and parking facility, partially offset by an increase in interest expense associated with its obligations under its minimum assessment agreement with the City of Dubuque, Iowa of $0.8 million along with increases related to the interest on the drawings on its line of credit and term loan of $0.4 million and $0.1 million, respectively.  The decrease in interest expense at DJL is partially offset by an increase in interest expense at DJW of approximately $1.1 million primarily related to the issuance of an additional $23 million principal amount of DJW Notes in October 2007, partially offset by a decrease in interest expense associated with the call premium on the excess cash flow offer in 2007 for the DJW Notes.  Interest expense of approximately $3.3 million and $0.8 million was capitalized as part of the casino development and other construction projects during 2008 and 2007, respectively.

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

In relation to DJL’s new casino development, DJL expensed $7.7 million in 2007 to development expense relating to certain of its unconditional obligations under the Historical Society Agreement.  The obligations include the contribution by DJL to the Historical Society of (i) the dockside pavilion through a 99 year lease, (ii) the Diamond Jo vessel and (iii) cash.

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

Interest income of approximately $2.6 million for 2007 and $1.0 million for 2006 is primarily related to interest earned on cash deposits invested in interest bearing accounts. The increase is due to increased funds available for investment due to the borrowings at the end of 2006, as discussed below, and timing of capital expenditures.  Net interest expense, including interest expense related to DJL’s redeemable preferred membership interests in 2006, increased $7.5 million to $40.5 million during 2007 from $33.0 million in 2006. This increase is primarily due to (i) an increase in interest of approximately $6.1 million related to the additional issuance of DJW Notes in the amount of $20.0 million in August 2006, $36.5 million in December 2006 and $23.0 million in October 2007 and (ii) an increase in interest of approximately $1.8 million related to the additional issuance of Peninsula Gaming Notes in the amount of $22.0 million in December 2006.

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

Liquidity and Capital Resources

Cash Flow Activities

Our cash balance decreased $3.4 million to $38.7 million at December 31, 2008 from $42.1 million at December 31, 2007.

Cash flows from operating activities were $40.4 million in 2008, a decrease of $1.9 million when compared to $42.3 million in 2007. The decrease is primarily due to payments for accrued fees under DJW’s management services agreement as well as timing of payment of normal operating expenses.

Cash flows used in investing activities during 2008 was $67.6 million, consisting of (i) payments of $56.8 million for construction and other development costs associated with the DJL casino development project, (ii) cash outflows of $6.8 million related to the development of the turf track, the hotel development project and the casino floor remodel at EVD, (iii) cash outflows of $5.7 million at PGL, DJL, EVD and DJW primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures and (iv) business acquisition and licensing costs of $1.5 million primarily related to DJW’s license agreement with the State of Iowa requiring a $1.0 million payment in May 2008.  These payments were partially offset by proceeds from the sale of property and equipment in the amount of $3.2 million, mainly related to the sale of the waste water treatment facility assets at DJW as discussed further in Note 3 to the consolidated financial statements.

Cash flows from financing activities during 2008 of $23.8 million reflects net proceeds from senior secured credit facilities of $30.5 million, proceeds from DJL’s term loan in the amount of $8.0 million, partially offset by payments on debt of $9.2 million, member distributions of $4.1 million and deferred financing costs paid of $1.4 million.

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

Cash flows used in investing activities during 2007 was $50.6 million consisting of cash outflows of (i) payments of approximately $34.4 million for construction and other development costs associated with various projects, including the DJW casino expansion project, the DJL casino development project and the EVD hotel development project, (ii) cash outflows of $14.7 million for the purchase of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (the “City Bonds”) by DJW, (iii) cash outflows of $6.5 million used for general maintenance capital expenditures at DJL, EVD and DJW, (iv) payments to long-term deposit of $6.4 million by DJL in accordance with the Development Agreement with the City of Dubuque, Iowa and (v) business acquisition and licensing costs of $1.5 million. These outflows were partially offset by proceeds from our restricted cash balance designated for construction and other development costs associated with the Worth County casino development and expansion project of $13.0 million.

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

As of December 31, 2008, the Company had $28.5 million outstanding advances under the revolver portion of the PGL Credit Facility and outstanding letters of credit of approximately $0.9 million. The available borrowing amount under the PGL Credit Facility at December 31, 2008, after reductions for amounts borrowed and letters of credit outstanding at DJL and EVD, was $33.9 million. In addition, as of December 31, 2008, DJW had $2.0 million outstanding advances under the DJW Credit Facility and outstanding letters of credit of approximately $0.7 million.  The available borrowing amount under the DJW Credit Facility at December 31, 2008, after reductions for amounts borrowed and letters of credit outstanding at DJW, was $2.3 million. As of December 31, 2008, DJL had $8.0 million outstanding under the Term Loan.

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

On December 22, 2006, the Company, DJL, and PGC, as co-issuers, issued and sold to a third party investor in a private placement $22.0 million aggregate principal amount of Peninsula Gaming Notes (“Additional Peninsula Gaming Notes”).  The Company used a portion of the net proceeds from this issuance of the Additional Peninsula Gaming Notes to pay down borrowings under its existing senior credit facility and to finance, in part, the construction of the new casino at DJL.

The indenture governing the Peninsula Gaming Notes limits the Company’s ability to, among other things, incur more debt; pay dividends or make other distributions to PGP and DJW (for so long as DJW is an unrestricted subsidiary); redeem stock; make certain investments; create liens; enter into transactions with affiliates; merge or consolidate; and transfer or sell assets.

The Peninsula Gaming Notes do not limit DJL’s or EVD’s ability to transfer net assets between PGL, DJL and EVD.  Under the indenture governing the Peninsula Gaming Notes, the Company is allowed to make distributions to PGP in respect of (i) certain consulting and financial advisory services related to PGP development, (ii) board fees and actual out-of-pocket expenses incurred by members of the Board of Managers in their capacity as board members, and (iii) tax, accounting, legal and administrative costs and expenses of PGP. These amounts were recorded as member distributions.  In addition, the Company can pay dividends or make other distributions to PGP and DJW, in addition to the distributions above, if the combined interest coverage ratio of PGL, DJL and EVD (as defined in the indenture) is not less than 2.0 to 1.0 for the most recently ended four full fiscal quarters and subject to certain aggregate net income and cash proceeds received from the sale of equity interest limits.  The Company may also incur more indebtedness if the combined interest coverage ratio of PGL, DJL and EVD (as defined in the indenture) is not less than 2.0 to 1.0 for the most recently ended four full fiscal quarters determined on a pro forma basis as if the additional debt had been incurred at the beginning of the period.  As of December 31, 2008, the combined interest coverage ratio was greater than 2.0 to 1.0. Subject to the foregoing provisions, all of the net assets of PGL, DJL and EVD are restricted except for $22.5 million.

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

DJW is permitted to make dividends or other distributions to PGL to pay certain income tax obligations. Further, DJW can make dividends and other distributions to PGL to pay PGP’s and PGL’s corporate overhead costs in connection with their indirect and direct ownership of DJW, including, but not limited to, tax preparation, accounting, licensure, legal and administrative fees and expenses. Additionally, DJW may make dividends and other distributions to PGL in respect of certain payments under PGP’s and PGL’s management agreements and to pay reasonable directors’ or managers’ fees and expenses, so long as any payments with respect to any management agreement or certain employee, consulting or similar agreements do not, in the aggregate, in any fiscal year exceed (a) for 2006, $0.5 million, (b) for 2007, the product of 1.333333 multiplied by 4.0% of DJW’s Consolidated EBITDA (as defined in the indenture governing the DJW Notes) for the nine months ended December 31, 2006 and (c) for any fiscal year thereafter, 4.0% of DJW’s Consolidated EBITDA for the preceding fiscal year. Finally, DJW can make additional dividends and other distributions not to exceed $0.5 million.  In addition, DJW can pay dividends or make other distributions to PGL or PGP, in addition to the distributions above, if the interest coverage ratio (as defined in the indenture) is not less than 2.0 to 1.0 for the most recently ended four full fiscal quarters and subject to certain aggregate net income and cash proceeds received from the sale of equity interest limits.  The Company may also incur more indebtedness if the interest coverage ratio is not less than 2.0 to 1.0 for the most recently ended four full fiscal quarters determined on a pro forma basis as if the additional debt had been incurred at the beginning of the period.  As of December 31, 2008, the interest coverage ratio was greater than 2.0 to 1.0.  Subject to the foregoing provisions, all of the net assets of DJW are restricted.

On August 31, 2006, DJW entered into the First Supplemental Indenture to the Indenture dated as of July 19, 2005 (the “DJW First Supplemental Indenture”) which permitted, among other things, the issuance by DJW on August 31, 2006 of an additional $20 million principal amount of DJW Notes, the proceeds of which were used in part to fund the expansion of the DJW casino. In addition, the DJW First Supplemental Indenture requires DJW to offer to buy back a portion of the DJW Notes on a semi-annual basis, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein) at a premium of 7.5%. Such provision was determined to be an embedded derivative and was fair valued and separated from the DJW Notes at date of issuance since it was not clearly and closely related. As of December 31, 2008 and December 31, 2007, the fair value of the put option was approximately $0.8 million and $1.3 million, respectively. The fair value of the put option was determined to be the present value of the estimated premium payments through the maturity of the DJW Notes.  The fair value of the put option is revalued at the end of each reporting period with a corresponding (benefit) charge to interest expense. During the years ended December 31, 2008 and 2007, the Company (credited) expensed $(0.2) million and $0.9 million, respectively, as interest expense related to the change in the fair value of the embedded derivative. In addition, DJW redeemed $1.7 million, $1.4 million and $2.4 million principal amount of DJW Notes, plus applicable premium and accrued interest, in November 2008, May 2008 and November 2007, respectively, based on the Excess Cash Flow provision.

In addition, in October 2008, DJW redeemed $2.2 million principal amount of DJW Notes with excess proceeds from the sale of the waste water treatment facility assets as discussed further in Note 3 to the consolidated financial statements.

On December 21, 2006, DJW entered into the Second Supplemental Indenture to the Indenture dated as of July 19, 2005 which permitted, among other things, the issuance by DJW on December 21, 2006 of an additional $36.5 million principal amount of DJW Notes and the distribution of up to $35.0 million of the net proceeds of such issuance to PGL.  The distribution was made to PGL in 2006 and was used to pay down borrowings under the PGL Credit Facility and to finance, in part, the current construction of the new casino at DJL.

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

We may from time to time seek to retire or purchase our outstanding securities, including units under our incentive unit plan, through cash purchases and/or exchanges, redemptions, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors.  The amounts involved may be material.

On June 16, 2004, DJL and EVD (the “Borrowers”) jointly entered into a loan and security agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”) as the arranger and agent which was later amended in November 2004, July 2005, December 2006, June 2008 and October 2008 (as amended, the “PGL Credit Facility”). The PGL Credit Facility consists of a revolving credit facility which permits the Borrowers to request advances and letters of credit up to the lesser of the maximum revolver amount of $65.0 million (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the combined EBITDA (as defined in the PGL Credit Facility) of the Borrowers for the 12 months immediately preceding the current month end multiplied by 150% and the combined EBITDA of the Borrowers for the most recent quarterly period annualized multiplied by 150%. At December 31, 2008, the maximum revolver amount was $63.3 million. The borrowings under the revolver portion of the PGL Credit Facility bear interest at a rate equal to the Wells Fargo prime rate plus a margin of 2.5% with a floor of 6%, or 6% at December 31, 2008. The available borrowing amount at December 31, 2008, after reductions for amounts borrowed and letters of credit outstanding at DJL and EVD, was $33.9 million. As of December 31, 2008, there were $28.5 million outstanding advances under the revolver portion of the PGL Credit Facility and outstanding letters of credit of approximately $0.9 million.

The Borrowers are jointly and severally liable under the PGL Credit Facility and such borrowings are collateralized by substantially all of the assets of the Borrowers. Borrowings under the PGL Credit Facility are guaranteed by PGL and PGC.

The PGL Credit Facility contains a number of restrictive covenants, including covenants that limit the Borrowers’ ability to, among other things: (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its capital stock; (4) dispose of certain assets; (5) guarantee the debt of others; (6) pay dividends or make other distributions; (7) make investments; and (8) enter into transactions with affiliates. The PGL Credit Facility also contains financial covenants including a minimum combined EBITDA (as defined by the PGL Credit Facility) of the Borrowers and limitations on capital expenditures at DJL and EVD.

Specifically, the Borrowers are prohibited from making any dividends or other distributions to PGP (through PGL) or any of PGL’s unrestricted subsidiaries, subject to certain limited exceptions (such restrictions at December 31, 2008 are less restrictive than the restrictions under the Peninsula Gaming Notes).

On June 30, 2008, the Borrowers entered into a Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) with Wells Fargo which amended the PGL Credit Facility.

The Fifth Amendment provides, among other things, that:

•	The term of the PGL Credit Facility is extended to January 15, 2012;

•
Capital expenditures will be permitted, in addition to those otherwise previously permitted by the terms of the PGL Credit Facility, in an aggregate amount not to exceed (i) $25 million by EVD in connection with the project to design, develop, construct, equip and operate the new hotel project adjacent to EVD’s casino and racetrack in Opelousas, Louisiana, including the remodeling of the existing casino exterior, casino floors and restaurants, (ii) $8 million by EVD to develop an off-track betting parlor in St. Martin Parish, Louisiana, and (iii) $85 million by DJL in connection with the project to design, develop, construct, equip and operate the Dubuque Casino;

•
The prepayment premium for early termination by the Borrowers has been reduced to $1.3 million for the period starting from the date of the Fifth Amendment to the first anniversary of such date, $0.7 million for the period starting from the first anniversary of the date of the Fifth Amendment to the second anniversary, and $0 during the period of time from the second anniversary of the date of the Fifth Amendment;

•	The resetting of restrictions related to permitted investments, restricted payments and indebtedness;

•	All obligations shall have a minimum interest rate of 6.00% per annum;

•	An increase in the required minimum combined EBITDA of the Borrowers to $40 million for each 12 month period ended on June 30, 2008 and on the last day of each fiscal quarter thereafter; and

•
Commencing March 1, 2009, Borrowers must establish a reserve against available borrowings under the PGL Credit Facility at a rate of approximately $0.6 million times the number of months that have elapsed during the period commencing on February 1, 2009 and ending on February 28, 2010.  The reserve shall be released upon the repayment of EVD’s outstanding 13% senior notes due March 1, 2010.

On October 6, 2008, the Borrowers entered into a Sixth Amendment to Loan and Security Agreement (the “Sixth Amendment”) with Wells Fargo which further amended the PGL Credit Facility.

The Sixth Amendment incorporates the changes contemplated by a fee letter entered into with Wells Fargo in connection with the execution of the Fifth Amendment which allowed for certain flexible borrowing conditions to assist Wells Fargo in the successful syndication of $25.0 million of the advances under the PGL Credit Facility. Such syndication was completed on October 6, 2008.

The Sixth Amendment provides, among other things, that (i) the applicable margin for all advances made under the PGL Credit Facility with respect to base rate loans, LIBOR rate loans and letters of credit was increased to 2.50%, 4.00% and 4.00%, respectively and (ii) the required minimum combined EBITDA of the Borrowers measured on a trailing twelve month fiscal quarter-end basis increase to $42.0 million for 2009 and $44.0 million for 2010 and thereafter.

On October 4, 2006, DJW and DJWC entered into a senior secured revolving credit facility with American Trust & Savings Bank that was subsequently amended on December 21, 2006, October 16, 2007 and November 26, 2008 (as amended, the “DJW Credit Facility”). The DJW Credit Facility permits DJW to request advances and letters of credit of up to $5.0 million. Advances under the DJW Credit Facility bear interest at a rate equal to the greater of (i) at DJW’s option, either LIBOR plus a margin of 1.85%-2.20% or the Wall Street Journal prime rate less a margin of 1.0%, or 2.25% at December 31, 2008, and (ii) 5%. The DJW Credit Facility expires on March 31, 2010.  The available borrowing amount under such facility at December 31, 2008, after reductions for amounts borrowed and letters of credit outstanding at DJW, was $2.3 million. As of December 31, 2008, there were $2.0 million outstanding advances under the DJW Credit Facility and outstanding letters of credit of approximately $0.7 million.

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

On May 1, 2008, PGL, DJL and EVD (collectively, the “FF&E Borrowers”) entered into a Loan and Security Agreement (“Term Loan”) with American Trust & Savings Bank.  The Term Loan allows the FF&E Borrowers to request advances of up to $8.0 million during the period May 1, 2008 through December 31, 2008 (the “Draw Down Period”) to finance the purchase of certain furniture, fixtures and equipment related to DJL’s new casino development. No principal payments are due during the Draw Down Period and interest shall accrue on all advances at a rate equal to the Wall Street Journal prime rate per annum and is payable the first of each month in arrears.  Commencing on January 1, 2009 and continuing through December 1, 2013 (the “Term Period”), the FF&E Borrowers shall pay principal plus accrued interest in equal monthly installments, with the first payment due on February 1, 2009. Interest during the Term Period shall be calculated at a rate of 6.5% per annum.  As of December 31, 2008, DJL had outstanding advances of $8.0 million under the Term Loan.

The Company was in compliance with all debt covenants as of December 31, 2008.

Liquidity

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations, (ii) available borrowings under the PGL Credit Facility and (iii) available borrowings under the DJW Credit Facility. The available borrowing amount at December 31, 2008, after reductions for amounts borrowed and letters of credit outstanding under the PGL Credit Facility and the DJW Credit Facility was $33.9 million and $2.3 million, respectively. Contractual restrictions and other provisions contained in the agreements governing our consolidated indebtedness, including our senior credit facilities and the indentures governing the Peninsula Gaming Notes and the DJW Notes, limit or restrict our ability to use the funds available to us at each of our gaming properties.

Remaining cash outflows related to the development of DJL’s new casino project are expected to be approximately $12.5 million.  In addition, our capital expenditures for the next twelve months related to EVD’s planned event center development are expected to be approximately $4.5 million. Remaining capital expenditures for DJL and EVD for the next twelve months, excluding amounts discussed above, are expected to be approximately $6.3 million. DJL and EVD’s debt maturities for the next twelve months are expected to be approximately $6.0 million.  DJL and EVD’s member distributions to PGP for the next twelve months are expected to be approximately $2.4 million.  The Company plans to finance these expected cash requirements with: (i) a portion of the available cash on hand at the Company, DJL and EVD of $17.1 million at December 31, 2008, excluding amounts needed for normal operations, (ii) cash generated from operations and (iii) available borrowings under the PGL Credit Facility. There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.

For DJW, we expect our capital expenditures for the next twelve months to be approximately $3.5 million, including the $1.0 million payment due in May 2009 related to DJW’s gaming license. DJW’s debt maturities for the next twelve months are expected to be approximately $2.7 million. DJW’s member distributions to PGP for the next twelve months are expected to be approximately $1.1 million.  The Company plans to finance these expected cash requirements with: (i) a portion of the available cash on hand at DJW of $21.6 million at December 31, 2008, excluding amounts needed for normal operations and (ii) cash generated from operations.

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

Contractual Obligations and Commitments and Contingent Liabilities

Our future contractual obligations and commitments at December 31, 2008 were as follows (in thousands of dollars):

	Payments due by Period
Contractual Obligations	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	Thereafter

Long-Term Debt	$418,824	$8,646	$11,286	$398,892	$ -
Interest on Long-Term Debt	122,072	38,084	73,571	10,417	-
Operating Leases	3,148	1,199	1,148	496	305
Purchase Commitments (1)	58,429	3,473	5,543	4,032	45,381
Other Long-Term Liabilities (2)	5,958	4,384	854	294	426
Total Contractual Obligations	$608,431	$55,786	$92,402	$414,131	$46,112

(1)           Includes approximately $50.0 million related to DJL’s future obligations under a minimum assessment agreement with the City of Dubuque, Iowa (“City”) over a period of 27 years and approximately $3.5 million related to DJL’s obligation for capital expenditures under a development agreement with the City over 40 years.

(2)          Included in other long-term liabilities is $4.1 million related to our unconditional obligation to contribute DJL’s dockside pavilion to the Historical Society.  Such transfer occurred in January 2009 and represented a noncash payment of our obligation under the Historical Society Agreement.  The obligation is classified as long-term because the related assets are still in use by DJL and included in property and equipment, net.

The following shows our contingent obligations at December 31, 2008 based on expiration dates (in millions):

	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Thereafter

Standby letters of credit	$ 1.6	$ —	$ —	$ —

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

In April 2008, the FASB released staff position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets.  The FSP requires entities to disclose information for recognized intangible assets that enable users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset.  The FSP also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  The FSP will be applied prospectively to intangible assets acquired after the FSP’s effective date, but the disclosure requirements will be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date.  The FSP is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The adoption of SFAS No. 142-3 is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the balance sheet and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit-risk. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material effect on the Company’s financial statements.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described below. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the year ended December 31, 2008.

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

There are several estimates, assumptions and decisions in measuring impairments of long-lived assets. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold, it is more likely that an impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management must use judgment in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

Goodwill and intangible assets are also subject to impairment by, among other factors, significant changes in gaming tax rates, competition and regulatory requirements; lack of license renewals; lack of voter reapproval in Iowa; and changes in the way we use our EVD tradename. At December 31, 2008, 2007 and 2006, we completed an annual impairment testing of all of our goodwill and intangible assets with indefinite lives and no impairments were indicated. We are required to perform an analysis of our goodwill and intangible assets at least on an annual basis. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods.

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

As part of the Historical Society Agreement, in December 2007, DJL expensed $1.2 million to development expense related to its obligation to contribute the Diamond Jo vessel to the Historical Society.  The expense was based on the fair market value of the vessel as determined by an independent third party appraisal.  In January 2009, DJL received and accepted an offer to purchase the vessel for approximately $0.4 million.  Based on the accepted offer, DJL recorded an impairment charge of $0.8 million in December 2008 related to the decrease in the fair market value of the vessel.

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

     Investment Valuation.  Investment in the City Bonds were valued and recorded as $7.8 million and $12.5 million at December 31, 2008 and 2007, respectively.  Our available for sale investment is not traded.  Fair value is based on considerable judgment using a combination of current market rates and estimates of market conditions for similar instruments, estimates from two independent sources of what market participants would use in pricing the bond and the fair value of the Peninsula Gaming Notes at December 31, 2008.  Due to the illiquid nature of the investment, changes in market risks could have a significant impact on the fair value.  A 10% change in the value of the investment at December 31, 2008 would change member's deficit by $0.8 million.

Equity Based Compensation.  Units granted by PGP to our employees under PGP’s Incentive Unit Plan contain a put option exercisable by the employee and are recorded at their estimated intrinsic value (which is the increase in the fair market value of the units granted based on a market multiple of forecasted total segment operating earnings) with a corresponding expense (credit) recorded within the statement of operations based on the percentage vested and any change in estimated intrinsic value at each reporting period. Fair market value of the units can change due to numerous factors including those previously mentioned under “Goodwill, Intangible and Other Long-Lived Assets”, and slower than anticipated increases or declines in operating revenues, unanticipated operating cost increases, construction delays, the market’s perception of the economy in general, the gaming industry, risk, interest rates, and alternative investments. Significant changes in estimates and forecasts related to the calculation of the estimated intrinsic value of the units may have a material effect on our results of operations in the period in which the revised estimate is made.

As of December 31, 2008, there was approximately $2.0 million of compensation expense related to nonvested awards which have not been recognized in the consolidated statement of operations and are scheduled to vest upon a change in control of the Company.

A $1 change in the estimated intrinsic value of the units at December 31, 2008 would increase or decrease compensation expense by $0.1 million for the year ended December 31, 2008.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowings under the PGL Credit Facility and DJW Credit Facility. As of December 31, 2008, the Company had outstanding borrowings under the PGL Credit Facility of $28.5 million and outstanding borrowings under the DJW Credit Facility of $2.0 million.   We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility and DJW Credit Facility (currently an aggregate amount of $68.3 million at December 31, 2008) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.7 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate available for sale investment and debt borrowings. Our fixed rate available for sale investment is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate available for sale investment and debt borrowings as of December 31, 2008 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Available for sale investment	2011 - 2037	7 ½	%	$ 7,828	$ 7,828	(1)
8 ¾% senior secured notes	April 15, 2012	8 ¾	%	253,237	163,200	(2)
11% senior secured notes	April 15, 2012	11%		111,258	105,116	(2)
13% senior notes with contingent interest of EVD	March 1, 2010	13%		6,877	6,219	(2)
Senior credit facility	January 15, 2012	6	% (3)	28,500	28,500
Senior credit facility	March 31, 2010	5	% (3)	2,000	2,000
Term loan	December 1, 2013	3.25	% (3)	8,000	7,429
Notes payable, capital lease obligations and other financial instruments	2009—2011	6% - 8 ¾	%	6,958	7,128	(2)
Derivative liability	April 15, 2012		N/A	790	790	(2)
Obligation under Minimum Assessment Agreement	2011 - 2037		N/A	16,394	8,648	(2)

 (1)           Our available for sale investment is not traded.  Fair value is based on considerable judgment using a combination of current market rates and estimates of market conditions for similar instruments, estimates from two independent sources of what market participants would use in pricing the bond and the fair value of the Peninsula Notes at December 31, 2008.  Due to the illiquid nature of the investment, changes in market risks could have a significant impact on the fair value.

(2)           Represents fair value as of December 31, 2008 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent registered public accounting firm, consolidated financial statements and the notes thereto and the consolidated financial statement schedule are included beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-l 5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives. Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2008.

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

(b)             Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Executive Officers and Managers

PGP is our sole managing member. The following table sets forth the names and ages of the executive officers of the Company, DJL and PGC and of the managers of PGP.

Name	Age	Position

M. Brent Stevens	48	Chief Executive Officer of the Company, DJL and PGC and Chairman of the Board of Managers of PGP
Michael S. Luzich	54	President and Secretary of the Company, DJL and PGC and Manager of PGP
Jonathan C. Swain	43	Chief Operating Officer of the Company, DJL and PGC
Natalie A. Schramm	38	Chief Financial Officer of the Company, DJL and PGC
Terrance W. Oliver	59	Manager of PGP
Andrew Whittaker	47	Manager of PGP

Management Profiles

The following is a brief description of the business experience of each of the individuals listed in the preceding table. Presently, PGP’s board of managers is comprised of five managers; however, the fifth manager has not been appointed.

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

Natalie A. Schramm. Ms. Schramm is our Chief Financial Officer, which office she has held since 1999. Ms. Schramm also served as General Manager of Diamond Jo Dubuque from January 1, 2003 to May 1, 2007.  Ms. Schramm joined our predecessor, Greater Dubuque Riverboat Entertainment Company, L.C., in November 1996. Prior to this she was employed by Aerie Hotels and Resorts in Illinois as Corporate Accounting Manager where she was responsible for the corporate accounting functions of a casino and several hotels. She is a graduate of the University of Iowa with a degree in Accounting and is a Certified Public Accountant.

Terrance W. Oliver. Mr. Oliver is a manager of PGP, which office he has held since 1999. Since 1993, Mr. Oliver has served as a director of  Mikohn Gaming Corporation/Progressive Gaming International Corp. (“PGIC”), a gaming equipment manufacturer headquartered in Las Vegas. From September 2008 to present, Mr. Oliver has served as interim Chief Executive Officer of PGIC.  Since 2004, Mr. Oliver has served as director and Chairman of the Board of Reno Lumber, a wholesale lumber company based in Sparks, Nevada.

Andrew Whittaker. Mr. Whittaker is a manager of PGP, which office he has held since 1999. Since 1990, Mr. Whittaker has been employed by Jefferies & Company, Inc., where he is presently a Vice Chairman.

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion and analysis describes the material elements of the compensation awarded to, earned by, or paid to our executive officers who are considered to be “named executive officers” during our last fiscal year.  Our named executive officers include our chief executive officer, chief financial officer, and our remaining two executive officers, other than the chief executive officer and chief financial officer, who were serving as executive officers at the end of 2008, whose names are set forth below in the table under “Executive Compensation — Summary Compensation Table.”

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

Overall, our aim is to offer our executives total compensation opportunities that represent compensatory levels similar to comparable companies and general market practices.

Processes and Procedures for Determining Compensation

PGP’s operating agreement has delegated certain powers traditionally vested in the Board of Managers to an executive committee consisting of the Chief Executive Officer and President and Secretary of PGP and the Company.  Among the powers and responsibilities delegated to the executive committee under the operating agreement is the authority, subject to the approval of the Board of Managers, to unanimously approve the engagement of all of our executive officers whose compensation exceeds $100,000 annually.  In the event that the executive committee is unable to reach a unanimous determination as to any such engagement within a reasonable period of time, the executive committee submits the prospective engagement to the independent managers of the Board of Managers, who then make a final determination.  The Chief Executive Officer determines changes to salary and bonus compensation of our executive officers.  The Company has no compensation committee.

The Board of Managers administers PGP’s 2004 Amended and Restated Incentive Unit Plan, referred to as the IUP.  Awards under the IUP are recommended by the Chief Executive Officer and considered by the Board of Managers.  Our Chief Executive Officer abstains from decisions made by the Board of Managers relating to his own compensation.

Compensation Components

We compensate our executives through a mix of base salary, cash bonus awards, and equity-based compensation rewards under PGP’s Incentive Unit Plan.

Base Salaries

Base salaries for our named executive officers are intended to be competitive with comparable companies. We establish base salaries for our executives based on the scope of their responsibilities, and take into account competitive market compensation paid by comparable companies for similar positions.  Our Chief Executive Officer evaluates executive performance and reaches base salary compensation decisions based upon a subjective and careful analysis of each executive’s specific contributions.  Our Chief Executive Officer takes into consideration the level of responsibility and experience of each named executive officer and the knowledge and skill required to perform such executive’s job requirements.

In the case of certain named executive officers, base salaries were initially set in employment agreements, which typically provide for a minimum increase in base salary each year.  See “Executive Compensation — Employment and Consulting Agreements.”  Neither Mr. Stevens, our Chief Executive Officer, nor Mr. Luzich, our President and Secretary, receives compensation in the form of a base salary.  Each year, based on each individual’s performance and contribution and other factors described above, our Chief Executive Officer reviews and, if appropriate, adjusts salary levels for each of our other named executive officers within the parameters of such officer’s employment agreement.

Cash Bonuses

Cash bonuses for our named executive officers are intended to be competitive with comparable companies.  Our named executive officers can earn additional cash incentive compensation each year to provide annual incentive for excellence in business and individual performance.  Our cash bonuses, as opposed to our equity grants, are designed to more immediately reward our executive officers for their performance during the most recent year and are intended to reward the achievement of annual corporate financial and individual performance goals. We believe the immediacy of these cash bonuses, in contrast to our equity grants which vest over a period of time, provides a significant incentive to our executives towards achieving their respective individual objectives.  We believe our cash bonuses are an important motivating factor to our executive officers, in addition to being a significant factor in attracting and retaining certain of our executive officers.  After reviewing individual performances and industry peers, the Chief Executive Officer determines bonuses and other incentive awards on a fully discretionary basis.  In those cases where a named executive officer has an employment agreement, provision for the payment of a cash bonus is made on terms consistent with our general cash bonus policy.  Mr. Luzich and Mr. Stevens do not receive compensation in the form of a cash bonus.

Equity-Based Compensation

We believe that positive long-term Company performance is best achieved through an ownership culture that provides incentive to our executive officers through the use of equity compensation.  PGP adopted the IUP to provide for the grant of profits interests to certain employees, including our named executive officers.  The IUP was adopted to, among other things: (i) align compensation rewards with operating results and equity-holder value; (ii) attract and retain qualified individuals; (iii) motivate participants to achieve long-range goals; (iv) provide competitive compensation opportunities; and (v) provide a higher return on equity by focusing award participation on those individuals with a demonstrated capacity to increase growth in equity value.  We believe that this strategy is consistent with our business goals, including equity-holder return, employee retention, and revenue and segment operating earnings growth.

    The Board of Managers, with the consultation and advice of the Chief Executive Officer, selects the recipients and sets the terms of profits interests granted under the IUP.  Generally, profits interests granted under the IUP will be subject to terms and conditions customary for such plans, which may include vesting requirements, transfer restrictions, satisfaction of budget-related performance criteria and similar conditions and qualifications, in each case, as approved by PGP’s Board of Managers or a subcommittee thereof.  Holders of profits interests issued under the IUP are entitled to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant), and distributions on liquidation only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant.  Under the terms of the IUP, PGP may grant profits interests from time to time representing up to 15.5% of its outstanding capital interests on a fully diluted basis. As of December 31, 2008, PGP has granted profits interests representing 15.5% of its outstanding capital interests on a fully diluted basis, and no additional profits interests have been reserved for future issuance under the IUP.

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

Benefits and other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, and a 401(k) plan.  These benefits are designed to be competitive to attract and retain qualified employees.  Certain of these benefits require the employee to pay a premium, with the Company paying the remainder of the premiums.  These benefits are offered on the same basis to all employees, except that the Company maintains $1 million life insurance policies for each of our Chief Financial Officer and our Chief Operating Officer, the beneficiary of which is named by the Chief Financial Officer and Chief Operating Officer, respectively.  We also provide supplemental health insurance for certain of our named executive officers that provides for payment of up to $10,000 per claim and $100,000 in the aggregate per participant annually for out-of-pocket expenses and deductible costs.  In addition, we offer a deferred compensation plan to certain senior level positions including our Chief Operating Officer and our Chief Financial Officer.

Our 401(k) retirement plan is available to all eligible employees.  Company matching contributions to the 401(k) plan are made at the discretion of the Board of Managers.  In 2008 and 2007, the Company matched elective employee-participant contributions of our participating employees, including our named executive officers, on a basis of 50% of the employee’s contribution up to 8% of their compensation, subject to federal limits.  Certain employees, including the named executive officers, are eligible to receive an automobile allowance and membership fees to clubs and associations paid by us.  In addition, we provide a deferred compensation plan under which eligible employees may defer compensation and with respect to which we match 100% of any deferred compensation up to the first five percent of the employee’s total compensation.

Board of Managers Report

The Board of Managers has reviewed the Compensation Discussion and Analysis section and discussed it with management.  Based on such review and discussions, the Board of Managers has recommended the inclusion of the Compensation Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

 M. BRENT STEVENS
 MICHAEL S. LUZICH
 TERRANCE W. OLIVER
 ANDREW WHITTAKER

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to our named executive officers for services rendered in all capacities to PGL, DJL, EVD and DJW, as applicable, during 2008, 2007 and 2006 and allocable to the Company.  None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.  Earnings on deferred compensation are not reflected in the other compensation column because the return on earnings is calculated in the same manner and at the same rate as earnings on externally managed publicly available mutual funds.  See “Executive Compensation — Non-qualified Deferred Compensation.”

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	All Other Compensation ($)		Total ($)
M. Brent Stevens	2008	—	—	—	243,754	(3)	243,754
Chief Executive Officer	2007	—	—	—	268,474	(3)	268,474
	2006	—	—	—	207,522	(3)	207,522

Natalie A. Schramm	2008	310,352	250,000	(1,311,757)	57,425	(4)	(693,980)
Chief Financial Officer	2007	252,878	225,000	2,054,411	53,440		2,585,729
	2006	240,173	180,000	1,732,955	40,539		2,193,667

Michael S. Luzich	2008	—	—	—	1,788,617	(5)	1,788,617
President and Secretary	2007	—	—	—	1,787,097	(5)	1,787,097
	2006	—	—	—	1,683,112	(5)	1,683,112

Jonathan C. Swain	2008	514,228	550,000	(5,247,026)	139,632	(6)	(4,043,166)
Chief Operating Officer	2007	439,789	500,000	8,242,020	127,793		9,309,602
	2006	417,692	400,000	6,751,819	58,668		7,628,179

_______________

(1)	Bonus amounts reflect compensation in the fiscal year earned regardless of the year in which paid.

(2)
Amounts in this column reflect the dollar amount of IUP awards recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008, 2007 and 2006 in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment. Assumptions used in the calculation of these amounts are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies included elsewhere in this Form 10-K.

(3)
Mr. Stevens did not receive a cash salary or bonus from the Company in 2008, 2007 or 2006. All Other Compensation represents compensation from PGP in respect of services allocable to the Company.  In addition to the above compensation, Mr. Stevens also receives annual board fees for serving on the Board of Managers of PGP, which fees are allocated between PGP and the Company.  See “Manager Compensation – Manager Compensation Table.”

(4)	In 2008, Ms. Schramm received $1,042 in premiums paid on life insurance, $8,462 in automobile allowance, $4,565 in membership fees of clubs and associations, $9,418 in supplemental health insurance reimbursements, $7,750 in matching contributions to our 401(k) plan, and $26,188 in matching contributions to our deferred compensation plan.

(5)
Mr. Luzich did not receive a cash salary or bonus from the Company in 2008, 2007 or 2006. All Other Compensation represents fees earned pursuant to a consulting agreement with PGP and EVD. See “Executive Compensation — Employment and Consulting Agreements.”  In addition to the above compensation, Mr. Luzich also receives annual board fees for serving on the Board of Managers of PGP, which fees are allocated between PGP and the Company.  See “Manager Compensation – Manager Compensation Table.”

(6)
In  2008, Mr. Swain received $1,156 in premiums paid on life insurance, $54,795 in housing allowance, $8,462 in automobile allowance, $6,553 in membership fees of clubs and associations, $11,162 in supplemental health insurance reimbursements, $7,750 in matching contributions to our 401(k) plan, and $49,754 in matching contributions to our deferred compensation plan.

Grants of Plan-Based Awards

PGP did not make any grants under its IUP in 2008.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding outstanding equity awards (consisting solely of awards under the IUP) held by our named executive officers as of December 31, 2008.

Name	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($) (1)
M. Brent Stevens	—	—

Natalie A. Schramm	3,319 (2)	400,329

Michael S. Luzich	—	—

Jonathan C. Swain	13,275 (2)	1,601,316

_______________
(1)     As there is no trading market for these units, the amounts in this column represent estimated intrinsic value of the IUPs at December 31, 2008.

(2)     Units vest upon a change of control or recapitalization of the Company.

At a meeting of the Board of Managers of PGP held on February 25, 2005, PGP approved grants of profits interests under the IUP to certain executive officers of PGP and/or its subsidiaries aggregating 10.50% of the outstanding membership units of PGP on a fully diluted basis, of which 2% was awarded to Mr. Swain and 0.5%, awarded to Ms. Schramm and the balance awarded to Messrs. Stevens and Luzich for certain services rendered to PGP (and thus are not reflected in the table above).  The terms of the awards reflected in the table above include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti dilution protection, transfer restrictions and other customary terms and provisions.

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

Equity Vested

The following table sets forth information regarding the vesting of IUP awards held by the named executive officers during the year ended December 31, 2008.

Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
M. Brent Stevens	—	—

Natalie A. Schramm	6,637	841,762

Michael S. Luzich	—	—

Jonathan C. Swain	26,550	3,367,049

_________________
(1)           As there is no trading market for these units, the amounts in this column represent estimated aggregate intrinsic value of the IUPs on the vesting date.

Pension Benefits

None of our named executive officers participate in qualified or non-qualified defined benefit pension plans sponsored by us.  Our Board of Managers may elect to adopt qualified or non-qualified defined benefit plans in the future if it determines that doing so is in our best interests.

Non-qualified Deferred Compensation Plan

The following table sets forth information as of December 31, 2008 with respect to each of our named executive officers under the deferred compensation plan that provides for the deferral of compensation on a basis that is not tax-qualified.  In addition, the table shows contributions made under the deferred compensation plan by the named executive officers and the Company in 2008 together with fiscal year end balances.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($) (1)	Aggregate Earnings in Last Fiscal Year ($) (2)	Aggregate Balance at Last Fiscal Year End ($) (3)
M. Brent Stevens	—	—	—	—

Natalie A. Schramm	26,188	26,188	(58,363)	120,695

Michael S. Luzich	—	—	—	—

Jonathan Swain	49,754	49,754	(111,997)	210,814

______________
(1)	Contributions are included in the “All Other Compensation” column of the Summary Compensation Table.

(2)	No amounts shown in the "Aggregate Earnings in Last Fiscal Year" column are reported as compensation in the Summary Compensation Table.

(3)
Amounts shown represent all amounts due under the deferred compensation plan. At December 31, 2008, Mr. Swain's and Ms. Schramm’s entire aggregate balances under the deferred compensation plan were fully vested.

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

Employment and Consulting Agreements

Michael S. Luzich

Mr. Luzich is party to a consulting agreement with PGP and EVD pursuant to which he is entitled to receive compensation in an aggregate annual amount equal to (a) 2% of DJL’s unconsolidated earnings before interest, taxes, depreciation, amortization and non-recurring charges, plus (b) 2.5% of EVD’s and DJW’s earnings before interest, taxes, depreciation, amortization and non-recurring charges plus (c) 2.5% of earnings before interest, taxes, depreciation, amortization and non-recurring charges of any future gaming operations acquired, directly or indirectly, by PGP.  The consulting agreement has a one-year term and, subject to the occurrence of various termination events, is renewable automatically for successive one-year terms.  Under this agreement, Mr. Luzich is also entitled to reimbursement of reasonable business expenses as approved by the Board of Managers of PGP.

Jonathan C. Swain

In September 2007, Mr. Swain entered into an amended and restated employment agreement with PGL to serve as Chief Operating Officer.  Under the terms of his employment agreement, Mr. Swain is entitled to receive from PGL a base annual salary of $440,000, to be adjusted upward annually on January 1 of each year of the term of the agreement by not less than 5% of prior year’s compensation.  In addition to the base salary, Mr. Swain is entitled to receive an annual cash bonus payable by PGL based on his performance during the previous fiscal year determined on a basis consistent with bonuses paid to similarly situated executive officers of PGL, but not less than $100,000.  Mr. Swain has also been granted profits interest under the IUP aggregating 6%, of which 5.2% are vested with the remaining 0.8% vesting upon the occurrence of a change of control or recapitalization of PGP.  For more information relating to payment obligations of the Company upon termination of Mr. Swain’s employment, see “Executive Compensation – Potential Payments Upon Termination or Change of Control”.  Mr. Swain’s employment agreement has a term of three years.  Mr. Swain’s 2009 salary was set at $522,953.

Natalie A. Schramm

In September 2007, Ms. Schramm entered into an amended and restated employment agreement with PGL to serve as Chief Financial Officer.  Under the terms of her employment agreement, Ms. Schramm is entitled to receive from PGL a base annual salary of $253,755, to be adjusted upward annually on January 1 of each year of the term of the agreement by not less than 5% of prior year’s compensation.  In addition to the base salary, Ms. Schramm is entitled to receive an annual cash bonus payable by PGL based on her performance during the previous fiscal year determined on a basis consistent with bonuses paid to similarly situated executive officers of PGL.  Ms. Schramm has also been granted profits interest under the IUP aggregating 1.5%, of which 1.3% are vested with the remaining 0.2% vesting upon the occurrence of a change of control or recapitalization of PGP.  For more information relating to payment obligations of the Company upon termination of Ms. Schramm’s employment, see “Executive Compensation – Potential Payments Upon Termination or Change of Control”.  Ms. Schramm’s employment agreement has a term of three years.  Ms. Schramm’s 2009 salary was set at $315,000.

Potential Payments Upon Termination or Change of Control

Michael S. Luzich

Mr. Luzich’s consulting agreement does not provide for payments upon termination of service or a change of control of the Company.

Jonathan C. Swain and Natalie A. Schramm

In the event a change of control, as defined in the agreements, is consummated at any time during the term of such executive officer’s employment agreement term, such individual is entitled to receive an amount equal to twelve months’ pay based on the annual compensation provided, including all benefits accrued and the average of the bonuses received in the two calendar years immediately preceding the calendar year in which the change of control occurs.  If a change of control would have occurred on December 31, 2008, Mr. Swain and Ms. Schramm would be entitled to $1,537,105 and $795,967, respectively, under the change of control section of their agreements.  If such officer is terminated for any reason other than for cause or as part of a mutual termination, as defined in the applicable employment agreement, such officer is entitled to receive as severance pay the greater of (a) the balance of base compensation due to such officer for the reminder of the term or (b) twelve months’ base compensation and a prorated share of the cash bonus to which such officer would have been entitled to had such officer’s employment continued through the end of the current calendar year.  Upon termination of such officer’s employment or upon the occurrence of a change of control or recapitalization of PGP, such officer is entitled at such officer’s option to cause PGP to redeem all vested membership interests granted to such officer under the IUP for cash at the fair market value at the time of the termination of employment or a change of control or recapitalization, as applicable.

MANAGER COMPENSATION

Manager Compensation Table

The following table sets forth a summary of the compensation we paid to our Managers in 2008:

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

The table below sets forth, as of December 31, 2008, information regarding the beneficial ownership of outstanding membership interests of PGP by:

(a)	each person or entity known by us to own beneficially 5% or more of the common membership interests of PGP;

(b)	each manager and executive officer of PGP; and

(c)	all managers and executive officers of PGP as a group.

The following information is helpful to an understanding of, and qualifies the beneficial ownership data contained in, the table set forth below. PGP has three outstanding classes of membership interests: (i) convertible preferred interests, which are convertible at the option of the holder into non-voting common membership interests; (ii) voting common membership interests; and (iii) non-voting common membership interests, which outstanding interests consist of awards under the IUP. Mr. Stevens holds 369,855 PGP membership interests directly and 413,333 PGP common membership interests indirectly through PGP Investors, LLC, a Delaware limited liability company. Mr. Stevens is the sole managing member of PGP Investors, LLC and exercises voting and investment power over the PGP common membership interests owned by PGP Investors, LLC. Mr. Stevens and Mr. Whittaker, managers of PGP, are an Executive Vice President and a Vice Chairman, respectively, of Jefferies & Company, Inc. (“Jefferies”). In addition, Jefferies and some of its affiliates, officers and employees are members of PGP Investors, LLC. Mr. Whittaker holds an economic interest in approximately 41,667 PGP common membership interests indirectly through his membership in PGP Investors, LLC, but does not exercise voting or investment power with respect to these PGP common membership interests. Mr. Oliver holds his interest through The Oliver Family Trust. The total holdings of all managers and executive officers as a group includes the 413,333 PGP common membership interests held by PGP Investors, LLC, over which Mr. Stevens exercises sole voting and investment power.

Name and Address of Beneficial Owner	Voting Common Membership Interests Beneficially Owned	Percent of Class	Non-voting Common Membership Interests Beneficially Owned	Percent of Class	Convertible Preferred Membership Interests Beneficially Owned	Percent of Class

M. Brent Stevens c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	661,667	66.17%	91,248	29.73%	30,273	9.54%

PGP Investors, LLC(1) 11100 Santa Monica, 10th Floor Los Angeles, CA 90071	413,333	41.33%	—	—	—	—

Michael S. Luzich c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	323,333	32.33%	91,248	29.73%	30,273	9.54%

Terrance Oliver c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	15,000	1.50%	—	—	—	—

Andrew Whittaker(1) c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	41,667	4.17%	—	—	—	—
Jonathan Swain c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	—	—	99,543	32.43%	—	—

Natalie Schramm c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	—	—	24,886	8.11%	—	—

All managers and executive officers as a group (7 persons)	1,000,000	100.00%	306,925	100.00%	60,546	19.08%
______________
(1)	These interests are attributable to Mr. Stevens and are included in the calculation of his beneficial ownership and percentage of ownership data.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Operating Agreement of PGP

In accordance with PGP’s operating agreement, the Board of Managers is composed of five individuals, two of whom must be independent managers. At any time that M. Brent Stevens, together with any entity controlled by Mr. Stevens, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Stevens is entitled to designate three of PGP’s managers, including one of the two independent managers. The two independent managers are required to serve as members of the independent committee. At any time that Michael Luzich, together with any entity controlled by Mr. Luzich, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Luzich is entitled to designate two of PGP’s managers, including the other independent manager. In consideration for their execution of personal guarantees to provide credit support for EVD’s credit facilities, each of Messrs. Luzich and Stevens were granted, separately from the IUP, profits interests of 1.5% of PGP’s fully diluted membership interests by PGP’s board of managers. Messrs. Stevens and Luzich are entitled to receive distributions on liquidation in respect of such profits interests only to the extent of any appreciation in the fair market value of PGP interests since the date of grant of such profits interests.

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

Under the management services agreement, “EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization. In calculating earnings, the basic management fee, the incentive fee and reimbursables payable under the management services agreement are excluded.  During 2008, 2007 and 2006, EVD expensed affiliate management fees payable to OEDA of $0.9 million, $0.8 million and $0.9 million, respectively, related to this agreement.

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

“EBITDA” is defined in the management services agreement as earnings before interest, income taxes, depreciation and amortization; provided, however, that in calculating earnings, the basic management fee, the incentive fee payable under the management services agreement shall not be deducted. The management services agreement will terminate on the later of (i) April 2014 or (ii) the date of sale by PGP of its beneficial ownership of the DJW’s membership interests. During 2008, 2007 and 2006, the Company expensed affiliate management fees of $2.4 million, $2.2 million and $1.7 million, respectively, related to this agreement.

The Board of Managers of the Company unanimously approved the entry into the management services agreement by DJW.  The Board of Managers considered whether the terms and conditions of the management services agreement were on terms no less favorable than those that could be obtained on an arms’-length basis from independent third parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Deloitte & Touche LLP for the years ended December 31, 2008 and 2007 were as follows:

(in thousands):	2008	2007
Audit fees	$ 497	$ 608
Audit-related fees (1)	107	235
Tax fees (2)	62	54
All other fees	—	—
_____________________
(1)                   Quarterly and annual internal control procedures related to compliance with state gaming regulations, internal control procedures related to financial reporting, and quarterly net slot machine proceeds audits.
(2)                   Tax compliance services.

In accordance with our internal policies, all fees related to audit and permissible non-audit services rendered by our independent accountants are required to be pre-approved by our audit committee. In addition, all of the services described above in this Item 14 for the years ended December 31, 2008 and 2007 have been approved by our audit committee.

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

4.26
Third Supplemental Indenture dated October 16, 2007 by and among Diamond Jo Worth, LLC, Diamond Jo Worth Corp. and US Bank National Association, as trustee - incorporated by reference to Exhibit 4.28 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 28, 2008.

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

10.57	Third Amendment to Loan and Security Agreement and Consent, dated December 6, 2006- incorporated by reference to Exhibit 4.25 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

10.58
Fourth Amendment to Loan and Security Agreement and Consent, dated December 22, 2006- incorporated by reference to Exhibit 4.26 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

10.59
Purchase Agreement among Peninsula Gaming LLC, Diamond Jo, LLC, Peninsula Gaming Corp., and Jefferies & Company, Inc., dated December 22, 2006- incorporated by reference to Exhibit 10.60 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

10.60
Employment Agreement, dated September 7, 2007, by and between Peninsula Gaming, LLC and Jonathan Swain - incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed September 13, 2007.

10.61
 Employment Agreement, dated September 7, 2007, by and between Peninsula Gaming, LLC and Natalie Schramm - incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed September 13, 2007.

10.62
General Conditions of the Contract for Construction, dated September 25, 2007, between Diamond Jo, LLC and Conlon Construction Company – incorporated by reference to Exhibit 10.3 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 13, 2007.

10.63
Standard Form of Agreement Between Owner and Contractor, dated September 25, 2007, between Diamond Jo, LLC and Conlon Construction Company– incorporated by reference to Exhibit 10.4 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 13, 2007.

10.64
Abbreviated Standard Form of Agreement Between Owner and Architect, dated May 21, 2007, between Diamond Jo, LLC and Youngblood Wucherer Sparer Architects, Ltd. – incorporated by reference to Exhibit 10.5 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 13, 2007.

10.65
Minimum Assessment Agreement, dated October 1, 2007, among Diamond Jo, LLC, the City of Dubuque, Iowa and the City Assessor of the City of Dubuque, Iowa - incorporated by reference to Exhibit 10.63 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 28, 2008.

10.66
Bond Purchase Contract, dated October 1, 2007, among Diamond Jo, LLC, the City of Dubuque, Iowa and Robert W. Baird & Co- incorporated by reference to Exhibit 10.64 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 28, 2008.

10.67
Amended and Restated Port of Dubuque Public Parking Facility Development Agreement, dated October 1, 2007, between the City of Dubuque, Iowa and Diamond Jo, LLC- incorporated by reference to Exhibit 10.65 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 28, 2008.

10.68
First Change Order dated April 19, 2008, between Diamond Jo, LLC and Conlon Construction Company – incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 14, 2008.

10.69
Loan and Security Agreement dated May 1, 2008 by and between Diamond Jo, LLC, The Old Evangeline Downs, L.L.C. and American Trust and Savings Bank – incorporated by reference to Exhibit 4.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 14, 2008.

10.70
Second Change Order dated June 12, 2008, between Diamond Jo, LLC and Conlon Construction Company – incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 14, 2008.

10.71
Fifth Amendment to Loan and Security Agreement, dated June 30, 2008 by and between Diamond Jo, LLC, The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc. - incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed July 7, 2008.

10.72
Sixth Amendment to Loan and Security Agreement, dated October 6, 2008 by and between Diamond Jo, LLC, The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc. - incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed October 9, 2008.

12.1†	Computation of ratio of earnings to fixed charges.

21.1†	Subsidiaries of the Registrants.

31.1†	Certification of M. Brent Stevens, Chief Executive Officer.

31.2†	Certification of Natalie A. Schramm, Chief Financial Officer.

____________________
*	Unless otherwise noted, exhibits have been previously filed and are incorporated by reference.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2009.

PENINSULA GAMING, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

PENINSULA GAMING CORP.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

DIAMOND JO, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities indicated on March 26, 2009.

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
Andrew Whittaker
Manager

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Peninsula Gaming, LLC
Dubuque, Iowa

We have audited the accompanying consolidated balance sheets of Peninsula Gaming, LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in member’s deficit and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Peninsula Gaming, LLC and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 23, 2009

PENINSULA GAMING, LLC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(in thousands)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 38,705	$ 42,100
Restricted cash — purse settlements	5,013	4,902
Accounts receivable, net	5,038	3,000
Receivables from affiliates	271	—
Inventories	1,199	911
Prepaid expenses and other assets	1,920	1,375
Total current assets	52,146	52,288
PROPERTY AND EQUIPMENT, NET	263,154	188,812
OTHER ASSETS:
Deferred financing costs, net of amortization of $14,021 and $10,325, respectively	19,174	21,785
Goodwill	53,083	53,083
Licenses and other intangibles	38,506	37,016
Deposits and other assets	3,385	6,452
Investment available for sale	7,828	12,491
Total other assets	121,976	130,827
TOTAL	$437,276	$371,927
LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,608	$3,489
Construction payable	12,324	4,884
Purse settlement payable	6,804	6,723
Accrued payroll and payroll taxes	5,104	5,618
Accrued interest	7,815	7,797
Other accrued expenses	10,387	9,800
Payable to affiliates	3,575	3,921
Current maturities of long-term debt and leases	8,492	3,147
Total current liabilities	59,109	45,379
LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	253,237	252,789
11% senior secured notes, net of discount	111,258	116,358
13% senior notes, net of discount	6,877	6,853
Senior secured credit facilities	28,500	—
Term loan	6,697	—
Notes and leases payable, net of discount	1,229	1,887
Obligation under Minimum Assessment Agreement	16,394	—
Other liabilities	5,958	8,283
Total long-term liabilities	430,150	386,170
Total liabilities	489,259	431,549
COMMITMENTS AND CONTINGENCIES
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(53,971)	(66,424)
Accumulated other comprehensive loss	(7,012)	(2,198)
Total member’s deficit	(51,983)	(59,622)
TOTAL	$ 437,276	$ 371,927

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

	2008	2007	2006

REVENUES:
Casino	$227,269	$222,147	$200,734
Racing	17,986	19,146	22,146
Video poker	5,901	4,533	3,715
Food and beverage	16,767	15,801	15,315
Other	11,809	11,501	10,087
Less promotional allowances	(20,579)	(19,935)	(17,580)
Total net revenues	259,153	253,193	234,417
EXPENSES:
Casino	97,421	94,389	84,971
Racing	15,739	15,959	18,579
Video poker	4,349	3,751	2,949
Food and beverage	13,174	12,428	11,701
Other	7,564	7,080	6,605
Selling, general and administrative	34,657	49,770	43,924
Depreciation and amortization	20,134	20,728	20,820
Pre-opening expense	785	375	966
Development expense	(922)	8,041	777
Affiliate management fees	5,401	5,218	4,516
Impairment on asset held for sale	831	—	—
Loss on disposal of assets	95	2,731	210
Total expenses	199,228	220,470	196,018
INCOME FROM OPERATIONS	59,925	32,723	38,399
OTHER INCOME (EXPENSE):
Interest income	2,465	2,628	955
Interest expense, net of amounts capitalized	(39,634)	(40,505)	(32,741)
Interest expense related to preferred member’s interest, redeemable	—	—	(285)
Total other expense	(37,169)	(37,877)	(32,071)
NET INCOME (LOSS)	$22,756	$(5,154)	$6,328

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

	COMMON MEMBER’S INTEREST	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL MEMBER’S DEFICIT	COMPREHENSIVE INCOME (LOSS)

BALANCE, JANUARY 1, 2006	$9,000	$(79,607)	$—	$(70,607)
Net income	—	6,328	—	6,328	$6,328
Member distributions	—	(2,494)	—	(2,494)	—
Member contributions	—	10,272	—	10,272	—
Comprehensive income					$6,328
BALANCE, DECEMBER 31, 2006	9,000	(65,501)	—	(56,501)
Net loss	—	(5,154)	—	(5,154)	$(5,154)
Unrealized loss on available for sale security	—	—	(2,198)	(2,198)	(2,198)
Member distributions	—	(6,424)	—	(6,424)	—
Member contributions	—	10,655	—	10,655	—
Comprehensive loss					$(7,352)
BALANCE, DECEMBER 31, 2007	9,000	(66,424)	(2,198)	(59,622)
Net income	—	22,756	—	22,756	$22,756
Unrealized loss on available for sale security	—	—	(4,814)	(4,814)	(4,814)
Member distributions	—	(10,303)	—	(10,303)	—
Comprehensive income					$17,942
BALANCE, DECEMBER 31, 2008	$9,000	$(53,971)	$(7,012)	$(51,983)

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,756	$(5,154)	$6,328
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	20,134	20,728	20,820
Non-cash interest	5,232	4,314	3,551
Non-cash equity based and other compensation	(6,225)	10,655	8,766
Impairment of asset held for sale	831	—	—
Loss on disposal of assets	95	2,731	210
Non-cash charitable contributions	(1,072)	6,250	—
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(111)	(283)	500
Receivables	1,077	529	(729)
Receivables from affiliates	(271)	—	—
Inventories	(288)	(205)	(213)
Prepaid expenses and other assets	(1,310)	(1,163)	(2,621)
Accounts payable	1,462	(1,243)	(669)
Accrued expenses	(1,570)	3,703	4,065
Payable to affiliates	(346)	1,437	1,813
Net cash flows from operating activities	40,394	42,299	41,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(7)	(157)	(283)
Purchase of investment available for sale	—	(14,659)	—
Business acquisition and licensing costs	(1,493)	(1,497)	(1,520)
Proceeds from restricted cash	—	12,981	6,148
Payment to long-term deposit	—	(6,350)	—
Construction project development costs	(63,558)	(34,418)	(23,647)
Purchase of property and equipment	(5,698)	(6,479)	(12,725)
Proceeds from sale of property and equipment	3,155	24	47
Net cash flows from investing activities	(67,601)	(50,555)	(31,980)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(1,432)	(9,123)	(4,393)
Principal payments on debt	(9,178)	(13,673)	(9,291)
Redemption of preferred member’s interest	—	—	(4,000)
Proceeds from senior secured notes	—	22,655	78,280
Proceeds from senior credit facilities	42,500	—	29,685
Payments on senior credit facilities	(12,000)	—	(53,485)
Proceeds from term loan	8,000	—	—
Member distributions	(4,078)	(6,424)	(2,494)
Net cash flows from financing activities	23,812	(6,565)	34,302
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,395)	(14,821)	44,143
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	42,100	56,921	12,778
CASH AND CASH EQUIVALENTS AT END OF YEAR	$38,705	$42,100	$56,921

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$37,837	$35,649	$29,170
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired, but not paid	$13,544	$3,910	$4,764
Property and equipment acquired in exchange for obligation under Minimum Assessment Agreement	15,415	—	—
Property and equipment acquired in exchange for indebtedness	5,269	3,471	5,899
Reduction in property and equipment and related liability from litigation settlement	868	—	—
Unrealized loss on available for sale investment	4,814	2,198	—
Property and equipment acquired in exchange for long-term deposit	1,213	4,875	—
Assumption of equity based and other compensation liability by owner	—	—	1,506

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS PURPOSE

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company organized in 1999, is a holding company with no independent operations whose primary assets are its equity interests in its wholly owned subsidiaries. PGL’s subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; (iii) Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”), and (iv) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations formed solely to facilitate the offering of the Company’s 8 3/4% senior secured notes due 2012 (the “Peninsula Gaming Notes”) in March 2004. DJWH is a holding company with no independent operations whose sole assets are its equity interests in its wholly owned subsidiaries. DJWH’s subsidiaries consist of: (i) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), that owns and operates the Diamond Jo casino in Worth County, Iowa and (ii) DJW Corp. (“DJWC”), a Delaware corporation with no assets or operations formed solely to facilitate the offering by DJW of its 11% senior secured notes due 2012 (the “DJW Notes”) in July 2005. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC (“PGP”), a Delaware limited liability company.

Recent Developments

On December 10, 2008, DJL opened its new land based casino to the public.  The new 188,000 square foot facility includes 923 slot machines, 17 table games and a 5 table poker room.  Additional amenities include a 30-lane state of the art bowling center, a 33,000 square foot event center and banquet rooms.  The new facility also features five dining outlets including The Kitchen Buffet, a 200 seat live action buffet, Woodfire Grille, the casino’s signature high-end restaurant, Mojo’s sports bar, a deli and a snack shop as well as three full service bars located on or near the casino floor.

In addition, the City of Dubuque, Iowa recently opened a four-story public parking facility adjacent to the new casino.  The parking facility includes 1,083 parking spaces and offers free parking to the public with direct access to the new casino facility from all four levels of the parking facility.

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

Property and Equipment—Property and equipment are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Land improvements	20-40 years
Buildings and building improvements	3–40 years
Riverboat and improvements	3–20 years
Furniture, fixtures and equipment	2–10 years
Computer equipment	3–5 years
Vehicles	3–5 years

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

Capitalized Interest— The Company capitalizes interest costs associated with debt incurred in connection with significant construction projects. When debt is incurred in connection with the development of the construction projects, the Company capitalizes interest on amounts expended on the projects at each applicable subsidiaries’ average cost of borrowed money. Capitalization of interest ceases when the project is substantially complete. The amount capitalized during 2008, 2007 and 2006 was $3.3 million, $0.8 million and $0.8 million, respectively.

Deferred Financing Costs— Costs associated with the issuance of debt have been deferred and are being amortized over the life of the related indenture/agreement using the effective interest method. These amortization costs are included in interest expense on the statements of operations.

Goodwill and Licenses and Other Intangible Assets— Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in connection with the acquisition of the Diamond Jo casino operations. Goodwill is not amortized but is reviewed at least annually for impairment and written down and charged to income when its recorded value exceeds its estimated fair value. At December 31 of 2008, 2007 and 2006, DJL performed its annual impairment test on goodwill and determined that the estimated fair value of the DJL reporting unit exceeded its carrying value as of that date. DJL anticipates a material increase in future operations due to the opening of the new casino facility.  However, the current economic crisis experienced across the country could have a negative effect on future operations.  If a material negative impact would occur, it may have an impact on the periodic review of goodwill for impairment.  Goodwill is also subject to impairment by, among other things, significant changes in the gaming tax rates in Iowa, significant new competition which could substantially reduce profitability, non-renewal of DJL’s gaming license due to regulatory matters or lack of approval of gaming by the county electorate at scheduled referendums, and regulatory changes that could adversely affect DJL’s business.

Licenses and other intangibles as of December 31, 2008 and 2007 consist of the acquired licenses and tradename associated with the purchase of EVD and the first four and three $1.0 million payments in June 2005, May 2006, May 2007 and May 2008, respectively, for DJW’s gaming license under an executory agreement with the State of Iowa. The licenses and tradename have indefinite lives as the Company has determined that there are no legal, regulatory, contractual, economic or other factors that would limit their useful lives and the Company intends to renew and operate the licenses and use the tradename indefinitely. In addition, other key factors in the Company’s assessment that these licenses have an indefinite life include: (1) the Company’s license renewal experience confirms that the renewal process is perfunctory and renewals would not be withheld except under extraordinary circumstances; (2) the renewals related to these licenses confirms the Company’s belief that the renewal process could be completed without substantial cost and without material modification of the licenses; (3) the economic performance of the operations related to the licenses support the Company’s intention of operating the licenses indefinitely; and (4) the continued limitation of gaming licenses in the States of Louisiana and Iowa limits competition in the jurisdictions where these licenses are maintained. Indefinite lived intangible assets are not amortized but are reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. Licenses and other intangibles at December 31 are summarized as follows (in thousands):

	2008	2007

Slot machine and electronic video game licenses	$30,726	$30,233
Tradename	2,472	2,475
Horse racing licenses	1,308	1,308
DJW gaming license	4,000	3,000
Total	$38,506	$37,016

Each of EVD’s identified intangible assets were valued separately when the Company was purchased. The valuations were updated by management as of December 31 of 2008, 2007 and 2006 indicating no impairment. In addition, management performed a valuation of the DJW gaming license as of December 31 of 2008, 2007 and 2006 indicating no impairment. These intangible assets are subject to impairment by, among other things, significant changes in the gaming tax rates in Louisiana and Iowa, significant new competition which could substantially reduce profitability, non-renewal of the racing or gaming licenses due to regulatory matters or lack of county electorate approval in Iowa, changes to EVD’s trade name or the way EVD’s trade name is used in connection with its business and regulatory changes that could adversely affect the Company’s business by, for example, limiting or reducing the number of slot machines or video poker machines that the Company is permitted to operate.

In connection with PGL’s acquisition of EVD from a third party, EVD is required to pay a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by EVD’s racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino’s casino opened to the general public. This contingent fee is payable monthly in arrears and has been recorded as an adjustment to the purchase price allocated to slot machine and video game licenses of $0.5 million for each of the years ended December 31, 2008 and 2007.

Investment— In October 2007, DJW purchased approximately $23 million principal amount of 7.5 % Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”).  This investment is the Company’s only investment, is classified as available-for-sale, and is recorded at fair value.  The fair value of the investment at December 31, 2008 and December 31, 2007 was approximately $7.8 million and $12.5 million, respectively.  The investment has experienced a market decline of $7.0 million since its purchase.  The Company considers the market decline to be temporary due primarily to a move to more conservative investments in the current credit crisis and has the positive intent and ability to hold the investment until recovery.  The Company will continue to monitor this investment.

Future maturities of the City Bonds, excluding the discount, at December 31, 2008 for the years ended December 31 are summarized as follows (in thousands):

2009	$-
2010	-
2011	285
2012	305
2013	330
Thereafter	22,105
Total	$23,025

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

Obligation Under Minimum Assessment Agreement— On October 1, 2007, DJL entered into the Amended and Restated Port of Dubuque Public Parking Facility Development Agreement (“Development Agreement”) with the City of Dubuque, Iowa (“City”) regarding, among other things, the design, development, construction and financing of the public parking facility located adjacent to DJL’s new casino development. The public parking facility is estimated to cost approximately $23 million and the City issued the City Bonds to fund construction of the facility. Due to DJL’s expected use of the public parking facility and its obligations under a Minimum Assessment Agreement with the City, combined with the Company’s guarantee of DJL’s obligation under the Minimum Assessment Agreement, DJL will record an obligation to the City to the extent proceeds from the City Bonds are used to construct the parking facility.  As of December 31, 2008, approximately $16.4 million of proceeds from the City Bonds had been used related to the construction of the parking facility which amount was recorded as a long-term obligation of DJL on the balance sheet. The obligation, along with related interest costs, will be paid off over the life of the City Bonds through payments from DJL under the Minimum Assessment Agreement.

Under the Minimum Assessment Agreement DJL and the City agreed to a minimum taxable value related to DJL’s new casino of $57.9 million.  DJL has agreed to pay property taxes to the City based on the actual taxable value of the casino but not less than the minimum taxable value.  Scheduled payments of principal and interest on the City Bonds will be funded through DJL’s payment obligations under the Minimum Assessment Agreement.  DJL is also obligated to pay any shortfall should property taxes be insufficient to fund the principal and interest payments on the City Bonds.

The Minimum Assessment Agreement obligation, along with related interest costs, will be paid off over the life of the City Bonds through property tax payments.  Any property tax payments required to be made by DJL which are in excess of the debt service on the City Bonds will be expensed as incurred.  The parking ramp will be depreciated over its estimated useful life of 40 years.

The Development Agreement also calls for (i) a minimum initial payment by the Company of $6.4 million to the City to be used toward the cost of designing and constructing the public parking facility, the balance of which was paid to the City in October 2007, (ii) the payment by the Company for the reasonable and necessary actual operating costs incurred by the City for the operation, security, repair and maintenance of the public parking facility and (iii) the payment by the Company to the City of $80 per parking space in the public parking facility per year, which funds will be used by the City for capital expenditures necessary to maintain the public parking facility.  As of December 31, 2007, the City incurred $5.6 million of costs related to the issuance of, and related interest on, the City Bonds and construction of the parking facility which amount was offset against the Company's $6.4 million initial payment.  The remaining deposit was used by the City for construction costs in 2008.

The Company’s future obligations under the Minimum Assessment Agreement related to the recorded obligation at December 31, 2008 for the years ended December 31 are summarized as follows (in thousands):

2009	$-
2010	1,503
2011	1,503
2012	1,503
2013	1,503
Thereafter	33,054
Total	$39,066

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

Various cash and free play incentive programs related to gaming play as well as the retail value of food and beverage and other services furnished to guests without charge are included in gross revenues and then deducted as promotional allowances. These amounts were as follows (in thousands):

	Year Ended
	2008	2007	2006
Cash and free play incentives	$11,655	$11,231	$9,581
Food and beverage	8,036	7,801	7,365
Other	888	903	634
Total promotional allowances	$20,579	$19,935	$17,580

The cost of complimentary food and beverage and other services have been included in casino, racing and video poker expenses on the accompanying statements of operations. Such estimated costs of providing complimentary services allocated from the food and beverage and other operating departments to the casino and video poker departments were as follows (in thousands):

	Year Ended
	2008	2007	2006
Food and beverage	$3,136	$2,744	$2,556
Other	365	359	254
Total cost of complimentary services	$3,501	$3,103	$2,810

Slot Club Awards—The Company provides slot patrons with incentives redeemable for food, beverage or other services based on the dollar amount of play on slot machines. A liability has been established based on an estimate of the cost of honoring these outstanding incentives, utilizing the age of the award and prior history of redemptions.

Equity Based Compensation— Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”) which requires that compensation expense under equity based awards be measured at fair value. As allowed under the provisions of SFAS No. 123R the Company has applied SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application of SFAS No. 123R using the accounting principles historically applied to those awards, the intrinsic value method. The Company did not have any new awards and there were no modifications, repurchases, or cancellations of awards issued prior to January 1, 2006 during the years ended December 31, 2008, 2007 and 2006. There were no payments to employees related to equity based awards during the years 2008, 2007 and 2006. As of December 31, 2008, there was approximately $2.0 million of compensation expense related to nonvested awards which has not been recognized in the consolidated statement of operations and is scheduled to vest upon a change in control of the Company.  See Note 11 for more information regarding the terms of outstanding equity awards.

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

Advertising—All costs associated with advertising are expensed as incurred. Advertising expense was approximately $2.5 million in 2008, $2.8 million in 2007 and $2.7 million in 2006.

Pre-Opening Expense—Costs associated with start-up activities for new or expanded operations are expensed as incurred.

Development Expense— Costs associated with new business opportunities are expensed as incurred unless the cost is capitalizable and management believes it is probable the project will be completed.

During 2006 the Company incurred development expenses of approximately $0.8 million primarily related to the development of DJL’s new casino and EVD’s hotel development and other potential real property developments.

During 2007 the Company incurred development expenses associated with the development of DJL’s new casino.  DJL expensed $7.7 million as development expense associated with its charitable obligations under the Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006 (“Historical Society Agreement”) between DJL and the Dubuque County Historical Society (“Historical Society”) and the Company expensed $0.3 million of other development costs.  The Historical Society Agreement provides for, among other things, (i) a charitable contribution by DJL to the Historical Society of $1.0 million payable over 10 years, (ii) the lease, thirty days after opening the new casino, of DJL’s existing dockside pavilion for 99 years to the Historical Society for $1 per year, (iii) the transfer, thirty days after opening the new casino, of the Diamond Jo vessel to the Historical Society at the Historical Society’s option, and (iv) a contribution to the Historical Society of $0.8 million upon the closing of the land purchase for the site of the new casino.  Contingencies in the Historical Society Agreement became remote in 2007 when DJL closed on the land purchase for $1.2 million with the Historical Society and signed the Development Agreement with the City which effectively committed DJL to build the casino.  As a result, DJL recognized the fair market value of its charitable obligations of $7.7 million.

In 2008, DJL and the Historical Society reached a revised agreement to sell the vessel and split the proceeds evenly between DJL and the Historical Society.  Based on this agreement, DJL reduced its outstanding obligation to the Historical Society to 50% of the estimated proceeds expected to be received upon the sale of the Diamond Jo vessel with a corresponding credit of approximately $1.1 million to development expense on the Company’s statement of operations.  This credit was offset by additional costs of $0.2 million related to DJL's new casino in 2008.

Income Taxes— The Company is a limited liability company. In lieu of corporate income taxes, the members of a limited liability company are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for income taxes has been included in the financial statements.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the intrinsic values of equity based compensation, the fair values of an embedded derivative and the DJW investment in City Bonds, the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets, and the estimated liabilities for the EVD sales tax contingency, slot club awards and customer legal disputes.

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

Concentrations of Risk—The Company’s customer base is concentrated in southwest Louisiana, north central and eastern Iowa, southern Minnesota, southwest Wisconsin and northwest Illinois.

The Company maintains deposit accounts at three banks. At December 31, 2008 and 2007, and various times during the years ended December 31, 2008, 2007 and 2006, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation. Credit risk is managed by monitoring the credit quality of the banks.

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

In April 2008, the FASB released staff position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets.  The FSP requires entities to disclose information for recognized intangible assets that enable users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset.  The FSP also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  The FSP will be applied prospectively to intangible assets acquired after the FSP’s effective date, but the disclosure requirements will be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date.  The FSP is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The adoption of SFAS No. 142-3 is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the balance sheet and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit-risk. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material effect on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2008, this standard applies prospectively to fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the standard will also apply to all other fair value measurements. The Company is currently evaluating the impact on the Company’s financial statements of the delayed provisions of SFAS No. 157. The Company adopted SFAS No. 157 on January 1, 2008, as required, for financial instruments and recurring fair value measurements of non-financial assets and liabilities. The adoption did not have a material effect on the Company’s financial statements. See Note 5 for additional information on fair value measurements and disclosures.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31 is summarized as follows (in thousands):

	2008	2007

Land and land improvements	$18,118	$18,170
Buildings and improvements	201,421	137,669
Riverboat and improvements	-	8,442
Furniture, fixtures and equipment	81,449	65,077
Computer equipment	11,009	8,842
Vehicles	404	379
Construction in progress	26,582	18,188
Subtotal	338,983	256,767
Accumulated depreciation	(75,829)	(67,955)
Property and equipment, net	$263,154	$188,812

    Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $20.1 million, $20.7 million and $20.8 million, respectively.

The Company capitalizes interest costs associated with debt incurred in connection with significant construction projects. The amount capitalized during the years ended December 31, 2008, 2007 and 2006 was $3.3 million, $0.8 million and $0.8 million, respectively.

In connection with DJL’s casino development, DJL began accelerating depreciation on long-lived assets with a net book value of approximately $4.5 million that will either be contributed to the Historical Society or will not be utilized at its new casino facility.  Accelerated depreciation on these assets began during the fourth quarter of 2006 and DJL continued to depreciate the remaining net book value of those assets, less their estimated fair market value at the date of contribution or estimated net realizable value, through the period that DJL commenced operations at the new facility.  Depreciation expense for 2008, 2007 and 2006 increased by approximately $1.0 million, $0.8 million and $0.2 million, respectively, as a result of accelerated depreciation on these assets.

On October 16, 2008, DJW entered into an agreement with a third party to sell certain of its assets comprising the waste water treatment facility.  These assets had a net book value of approximately $2.6 million at the time of sale.  The sale price was $2.8 million which, along with certain cash payments and the reduction of certain liabilities related to the waste water treatment facility, resulted in a net gain on the sale of approximately $0.2 million which was recognized in the fourth quarter of 2008.

As part of the Historical Society Agreement, in December 2007, DJL expensed $1.2 million to development expense related to its obligation to contribute the Diamond Jo vessel to the Historical Society.  The expense was based on the fair market value of the vessel as determined by an independent third party appraisal.  In January 2009, DJL received and accepted an offer to purchase the vessel for approximately $0.4 million.  Based on the accepted offer, DJL recorded an impairment charge of $0.8 million in December 2008 related to the decrease in the fair market value of the vessel.

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

In February 2009, EVD entered into a letter of intent with a third party operator to allow the third party to design, develop, construct and operate a hotel with a minimum of 100 rooms adjacent to the racino on land owned by EVD.  Under the terms of the letter of intent, the hotel will include at least 25 suites, five meeting rooms and an indoor pool.  EVD will lease the land on which the hotel will be located for a lease fee of 2% of gross revenue of the hotel. The agreement also contains a purchase option which allows EVD to purchase the hotel from the third party operator.  Any agreement related to the building of the hotel by the third party operator is subject to approval by the Louisiana State Gaming Control Board and the ability of the third party operator to obtain financing for the project.  If EVD enters into a final agreement with the third party operator to build the hotel and all contingencies noted above are satisfied, EVD may be required to write-off up to $1.4 million of capitalized design and development costs already incurred related to this project.

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

4. DEBT

Long-term debt at December 31 consists of the following (in thousands):
	2008	2007

8 3/4% senior secured notes due April 15, 2012, net of discount of $1,763 and $2,211, respectively, secured by substantially all the assets of PGL, DJL and EVD and the equity of DJL and EVD	$253,237	$252,789
11% senior secured notes of DJW due April 15, 2012, net of discount of $568 and $762, respectively, secured by substantially all the assets of DJW and the equity of DJW and DJWC	111,258	116,358
13% senior notes of EVD due March 1, 2010 with contingent interest, net of discount of $33 and $57, respectively	6,877	6,853
$65,000 revolving line of credit under a loan and security agreement of DJL and EVD with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 2.5% with a floor of 6.0% (current rate of 6.0% at December 31, 2008), maturing January 15, 2012, secured by substantially all assets of DJL and EVD	28,500	—
$5,000 revolving line of credit under a loan and security agreement of DJW with a bank, interest rate at prime less a margin of 1.0% with a floor of 5.0% (current rate of 5.0% at December 31, 2008), maturing March 31, 2010, secured by substantially all the assets of DJW and guaranteed by the Company’s Chief Executive Officer	2,000	—
Term loan under a loan and security agreement of PGL, DJL and EVD with American Trust & Savings Bank, interest rate at prime through December 31, 2008 and 6.5% thereafter (current rate of 3.25% at December 31, 2008), due in installments through December 1, 2013, secured by certain assets of DJL	8,000	—
Notes payable and capital lease obligations, net of discount of $170 and $103, respectively, interest rates at 6% - 8 ¾%, due 2009 – 2011	6,418	5,034
Total debt	416,290	381,034
Less current portion	(8,492)	(3,147)
Total long term debt	$407,798	$377,887

            Principal maturities of debt (excluding discount) for the Company, and separately for DJW, the Company's unrestricted subsidiary, for each of the years ended December 31 are summarized as follows (in thousands):

	DJW	Company
2009	$2,659	$8,646
2010	55	9,649
2011	-	1,637
2012	111,826	397,051
2013	-	1,841
	$114,540	$418,824

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

The Peninsula Gaming Notes do not limit DJL’s or EVD’s ability to transfer net assets between PGL, DJL and EVD.  Under the indenture governing the Peninsula Gaming Notes, the Company is allowed to make distributions to PGP in respect of (i) certain consulting and financial advisory services related to PGP development, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP (the “Board of Managers”) in their capacity as board members, and (iii) tax, accounting, legal and administrative costs and expenses of PGP. These amounts were recorded as member distributions.  In addition, the Company can pay dividends or make other distributions to PGP and DJW, in addition to the distributions above, if the combined interest coverage ratio of PGL, DJL and EVD (as defined in the indenture) is not less than 2.0 to 1.0 for the most recently ended four full fiscal quarters and subject to certain aggregate net income and cash proceeds received from the sale of equity interest limits.  The Company may also incur more indebtedness if the combined interest coverage ratio of PGL, DJL and EVD (as defined in the indenture) is not less than 2.0 to 1.0 for the most recently ended four full fiscal quarters determined on a pro forma basis as if the additional debt had been incurred at the beginning of the period.  As of December 31, 2008, the combined interest coverage ratio was greater than 2.0 to 1.0. Subject to the foregoing provisions, all of the net assets of PGL, DJL and EVD are restricted except for $22.5 million.

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
DJW is permitted to make dividends or other distributions to PGL to pay certain income tax obligations. Further, DJW can make dividends and other distributions to PGL to pay PGP’s and PGL’s corporate overhead costs in connection with their indirect and direct ownership of DJW, including, but not limited to, tax preparation, accounting, licensure, legal and administrative fees and expenses. Additionally, DJW may make dividends and other distributions to PGL in respect of certain payments under PGP’s and PGL’s management agreements and to pay reasonable directors’ or managers’ fees and expenses, so long as any payments with respect to any management agreement or certain employee, consulting or similar agreements do not, in the aggregate, in any fiscal year exceed (a) for 2006, $0.5 million, (b) for 2007, the product of 1.333333 multiplied by 4.0% of DJW’s Consolidated EBITDA (as defined in the indenture governing the DJW Notes) for the nine months ended December 31, 2006 and (c) for any fiscal year thereafter, 4.0% of DJW’s Consolidated EBITDA for the preceding fiscal year. Finally, DJW can make additional dividends and other distributions not to exceed $0.5 million.  In addition, DJW can pay dividends or make other distributions to PGL or PGP, in addition to the distributions above, if the interest coverage ratio (as defined in the indenture) is not less than 2.0 to 1.0 for the most recently ended four full fiscal quarters and subject to certain aggregate net income and cash proceeds received from the sale of equity interest limits.  The Company may also incur more indebtedness if the interest coverage ratio (as defined in the indenture) is not less than 2.0 to 1.0 for the most recently ended four full fiscal quarters determined on a pro forma basis as if the additional debt had been incurred at the beginning of the period.  As of December 31, 2008, the interest coverage ratio was greater than 2.0 to 1.0.  Subject to the foregoing provisions, all of the net assets of DJW are restricted.

On August 31, 2006, DJW entered into the First Supplemental Indenture to the Indenture dated as of July 19, 2005 (the “DJW First Supplemental Indenture”) which permitted, among other things, the issuance by DJW on August 31, 2006 of an additional $20 million principal amount of DJW Notes, the proceeds of which were used in part to fund the expansion of the DJW casino. In addition, the DJW First Supplemental Indenture requires DJW to offer to buy back a portion of the DJW Notes on a semi-annual basis, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein) at a premium of 7.5%. Such provision was determined to be an embedded derivative and was fair valued and separated from the DJW Notes at the date of issuance since it was not clearly and closely related. As of December 31, 2008 and December 31, 2007, the fair value of the put option was approximately $0.8 million and $1.3 million, respectively. The fair value of the put option was determined to be the present value of the estimated premium payments through the maturity of the DJW Notes.  The fair value of the put option is revalued at the end of each reporting period with a corresponding (benefit) charge to interest expense. During the years ended December 31, 2008 and 2007, the Company (credited) expensed $(0.2) million and $0.9 million, respectively, as interest expense related to the change in the fair value of the embedded derivative. In addition, DJW redeemed $1.7 million, $1.4 million and $2.4 million principal amount of DJW Notes, plus applicable premium and accrued interest, in November 2008, May 2008 and November 2007, respectively, based on the Excess Cash Flow provision.

In addition, in October 2008, DJW redeemed $2.2 million principal amount of DJW Notes with excess proceeds from the sale of the waste water treatment facility assets as discussed in Note 3.

On December 21, 2006, DJW entered into the Second Supplemental Indenture to the Indenture dated as of July 19, 2005 which permitted, among other things, the issuance by DJW on December 21, 2006 of an additional $36.5 million principal amount of DJW Notes (“Additional DJW Notes”) and the distribution of up to $35.0 million of the net proceeds of the Additional DJW Notes to PGL.  The distribution was made to PGL in 2006 and was used to pay down borrowings under the PGL Credit Facility and to finance, in part, the current construction of the new casino at DJL.

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

EVD Notes

Contingent interest accrues on the 13% senior notes (the “EVD Notes”). The amount of contingent interest is equal to 0.3% of EVD’s cash flow for the year, subject to certain limitations. EVD may defer paying a portion of the contingent interest under certain circumstances set forth in the indenture governing the EVD Notes. EVD is the sole obligor under the EVD Notes.

PGL Credit Facility

On June 16, 2004, DJL and EVD (the “Borrowers”) jointly entered into a loan and security agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”) as the arranger and agent which was later amended in November 2004, July 2005, December 2006, June 2008 and October 2008 (as amended, the “PGL Credit Facility”). The PGL Credit Facility consists of a revolving credit facility which permits the Borrowers to request advances and letters of credit up to the lesser of the maximum revolver amount of $65.0 million (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the combined EBITDA (as defined in the PGL Credit Facility) of the Borrowers for the twelve months immediately preceding the current month end multiplied by 150% and the combined EBITDA of the Borrowers for the most recent quarterly period annualized multiplied by 150%. At December 31, 2008, the maximum revolver amount was $63.3 million. The borrowings under the revolver portion of the PGL Credit Facility bear interest at a rate equal to the Wells Fargo prime rate plus a margin of 2.5% with a floor of 6%, or 6% at December 31, 2008. The available borrowing amount at December 31, 2008, after reductions for amounts borrowed and letters of credit outstanding at DJL and EVD, was $33.9 million. As of December 31, 2008, there were $28.5 million outstanding advances under the revolver portion of the PGL Credit Facility and outstanding letters of credit of approximately $0.9 million.

The Borrowers are jointly and severally liable under the PGL Credit Facility and such borrowings are collateralized by substantially all of the assets of the Borrowers. Borrowings under the PGL Credit Facility are guaranteed by PGL and PGC.

The PGL Credit Facility contains a number of restrictive covenants, including covenants that limit the Borrowers’ ability to, among other things: (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its capital stock; (4) dispose of certain assets; (5) guarantee the debt of others; (6) pay dividends or make other distributions; (7) make investments; and (8) enter into transactions with affiliates. The PGL Credit Facility also contains financial covenants including a minimum combined EBITDA (as defined by the PGL Credit Facility) of the Borrowers and limitations on capital expenditures at DJL and EVD.

Specifically, the Borrowers are prohibited from making any dividends or other distributions to PGP (through PGL) or any of PGL’s unrestricted subsidiaries, subject to certain limited exceptions (such restrictions at December 31, 2008 are less restrictive than the restrictions under the Peninsula Gaming Notes).

On June 30, 2008, the Borrowers entered into a Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) with Wells Fargo which amended the PGL Credit Facility.

The Fifth Amendment provides, among other things, that:

•	The term of the PGL Credit Facility is extended to January 15, 2012;

•
Capital expenditures will be permitted, in addition to those otherwise previously permitted by the terms of the PGL Credit Facility, in an aggregate amount not to exceed (i) $25 million by EVD in connection with the project to design, develop, construct, equip and operate the new hotel project adjacent to EVD’s casino and racetrack in Opelousas, Louisiana, including the remodeling of the existing casino exterior, casino floors and restaurants, (ii) $8 million by EVD to develop an off-track betting parlor in St. Martin Parish, Louisiana, and (iii) $85 million by DJL in connection with the project to design, develop, construct, equip and operate the Dubuque Casino;

•
The prepayment premium for early termination by the Borrowers has been reduced to $1.3 million for the period starting from the date of the Fifth Amendment to the first anniversary of such date, $0.7 million for the period starting from the first anniversary of the date of the Fifth Amendment to the second anniversary, and $0 during the period of time from the second anniversary of the date of the Fifth Amendment;

•	The resetting of restrictions related to permitted investments, restricted payments and indebtedness;

•	All obligations shall have a minimum interest rate of 6.00% per annum;

•	An increase in the required minimum combined EBITDA of the Borrowers to $40 million for the twelve month period ended on June 30, 2008 and on the last day of each fiscal quarter ended thereafter; and

•
Commencing March 1, 2009, Borrowers must establish a reserve against available borrowings under the PGL Credit Facility at a rate of approximately $0.6 million times the number of months that have elapsed during the period commencing on February 1, 2009 and ending on February 28, 2010.  The reserve shall be released upon the repayment of EVD’s outstanding 13% senior notes due March 1, 2010.

On October 6, 2008, the Borrowers entered into a Sixth Amendment to Loan and Security Agreement (the “Sixth Amendment”) with Wells Fargo which further amended the PGL Credit Facility.

The Sixth Amendment incorporates the changes contemplated by a fee letter entered into with Wells Fargo in connection with the execution of the Fifth Amendment which allowed for certain flexible borrowing conditions to assist Wells Fargo in the successful syndication of $25.0 million of the advances under the PGL Credit Facility. Such syndication was completed on October 6, 2008.

The Sixth Amendment provides, among other things, (i) that the applicable margin for all advances made under the PGL Credit Facility with respect to base rate loans, LIBOR rate loans and letters of credit was increased to 2.50%, 4.00% and 4.00%, respectively and (ii) that the required minimum combined EBITDA of the Borrowers measured on a trailing twelve month fiscal quarter-end basis increase to $42.0 million for 2009 and $44.0 million for 2010 and thereafter.

DJW Credit Facility

On October 4, 2006, DJW and DJWC entered into a senior secured revolving credit facility with American Trust & Savings Bank that was subsequently amended on December 21, 2006, October 16, 2007 and November 26, 2008 (as amended, the “DJW Credit Facility”). The DJW Credit Facility permits DJW to request advances and letters of credit of up to $5.0 million. Advances under the DJW Credit Facility bear interest at a rate equal to the greater of (i) at DJW’s option, either LIBOR plus a margin of 1.85%-2.20% or the Wall Street Journal prime rate less a margin of 1.0%, or 2.25% at December 31, 2008, and (ii) 5%. The DJW Credit Facility expires on March 31, 2010.  The available borrowing amount under such facility at December 31, 2008, after reductions for amounts borrowed and letters of credit outstanding at DJW, was $2.3 million. As of December 31, 2008, there were $2.0 million outstanding advances under the DJW Credit Facility and outstanding letters of credit of approximately $0.7 million.

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

Term Loan

On May 1, 2008, PGL, DJL and EVD (collectively, the “FF&E Borrowers”) entered into a Loan and Security Agreement (“Term Loan”) with American Trust & Savings Bank (“Bank”).  The Term Loan allows the FF&E Borrowers to request advances of up to $8.0 million during the period May 1, 2008 through December 31, 2008 (the “Draw Down Period”) to finance the purchase of certain furniture, fixtures and equipment related to DJL’s new casino development. No principal payments are due during the Draw Down Period and interest shall accrue on all advances at a rate equal to the Wall Street Journal prime rate per annum and is payable the first of each month in arrears.  Commencing on January 1, 2009 and continuing through December 1, 2013 (the “Term Period”), the FF&E Borrowers shall pay principal plus accrued interest in equal monthly installments, with the first payment due on February 1, 2009. Interest during the Term Period shall be calculated at a rate of 6.5% per annum.  As of December 31, 2008, DJL had outstanding advances of $8.0 million under the Term Loan.

The Company was in compliance with all debt covenants as of December 31, 2008.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2008, which are classified as “Investment available for sale” and “Other long-term liabilities” (in thousands):

		Fair Value Measurements at December 31, 2008 Using
	Total Carrying Value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investment available for sale	$7,828	$-	$-	$7,828
Derivative liability	(790)	-	-	(790)

The following table summarizes the changes in fair value of our Level 3 assets and liabilities (in thousands):
	Fair Value Measurements of Assets and Liabilities Using Level 3 Inputs
	Investment available for sale	Derivative liability
Balance at beginning of the year	$12,491	$(1,252)
Total gains (losses) (realized or unrealized):
Included in earnings	151	227
Included in other comprehensive income	(4,814)	-
Transfers in or out of Level 3	-	-
Purchases, sales, issuances and settlements	-	235
Ending balance at December 31, 2008	$7,828	$(790)

	Included in interest income	Included in interest expense
Gains for year ended December 31, 2008 included in earnings attributable to the
change in unrealized gains or losses relating to assets/liabilities still held at the reporting date	$151	$227

DJW holds an investment in a single municipal bond issuance that is classified as available for sale and is recorded at fair value.  DJW is the only holder of this instrument and there is no quoted market price for this instrument.  The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and, due to the unique nature of the bond, estimates from two independent sources of what market participants would use in pricing the bond and the fair value of the Peninsula Gaming Notes at December 31, 2008.  Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the member’s deficit section of the Company’s balance sheet.  The discount associated with this investment is netted with the investment on the balance sheet and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the statement of operations.

Under the indenture governing the DJW Notes, DJW must offer to buy back a portion of the DJW Notes on a semi-annual basis with 50% of Excess Cash Flow (as defined therein) at a premium of 7.5%. Such obligation was determined to be an embedded derivative and was fair valued and separated from the DJW Notes at date of issuance since it was not clearly and closely related to the DJW notes.  The fair value of the put option was determined to be the present value of the estimated premium payments through the maturity date of the DJW Notes. The fair value is calculated using estimated future cash flows developed by the Company to estimate the portion of the DJW Notes that would be subject to the contingent put option, yields of comparable financial instruments, the remaining date to maturity of the DJW Notes and based on historical experience that the holders of the notes will elect to be paid the contingent put option. The fair value of the put option is revalued at the end of each reporting period with a corresponding charge (benefit) to interest expense.

6. EMPLOYEE BENEFIT PLANS

PGL, DJL, EVD and DJW each have a qualified defined contribution plan under section 401(k) of the Internal Revenue Code for their respective employees. Under the plans, eligible employees may elect to defer a portion of their salary, subject to Internal Revenue Service limits. The Company may make a matching contribution to each participant based upon a percentage set by the Company, prior to the end of each plan year. Company matching contributions to the plans were $0.4 million, $0.3 million and $0.3 million in 2008, 2007 and 2006, respectively.

The Company also has a non-qualified deferred compensation plan. Under the plan, certain eligible key employees of the Company may elect to defer a portion of their compensation. The Company makes a matching contribution to each participant based upon a percentage set by the Company. These matching contributions vest over a three year period of service. Company matching contributions were $0.1 million in each of 2008, 2007 and 2006.

7. LEASING ARRANGEMENTS

The Company leases three of its OTB facilities and other equipment under noncancelable operating leases. The Company also leases certain gaming machines and other equipment under cancelable leases. These cancelable leases require either fixed monthly payments or contingent monthly rental payments based on usage of the equipment. The leases expire on various dates through 2020. Rent expense was $6.9 million, $6.9 million and $6.3 million during the years ended 2008, 2007 and 2006, respectively.

Minimum rental payments and contingent rental payments for the years ended December 31, 2008, 2007 and 2006 are summarized as follows (in thousands):
	Years ended December 31,
	2008	2007	2006
Minimum rental payments	$1,808	$1,862	$1,899
Contingent rental payments	5,072	5,000	4,376
Total	$6,880	$6,862	$6,275

The future minimum rental payments required (excluding contingent rental payments) under noncancelable leases with a minimum original term in excess of one year at December 31, 2008 for the years ended December 31 are summarized as follows (in thousands):

2009	$1,199
2010	635
2011	513
2012	281
2013	215
Thereafter	305
Total	$3,148

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

On February 20, 2008, EVD and the Department entered into a Settlement Agreement (the “Settlement Agreement”) which settled tax disputes between EVD and the Department arising out of audits conducted by the Department of the taxable years ended December 31, 2002, 2003 and 2004 for which EVD previously accrued and paid. The Department and EVD also reached an agreement regarding the payment of sales tax by EVD for tax years beginning on or after January 2005 for which EVD paid an additional $0.3 million to the Department for the tax years 2005 through and including 2007. The sales and use tax dispute with St. Landry Parish and the City of Opelousas remains open. EVD has accrued management’s best estimate of all sales and use taxes that may be due to St. Landry Parish or the City of Opelousas as of December 31, 2008.  Amounts impacting expense related to this dispute with all parties, excluding taxes associated with ongoing purchases and sales for the applicable year, were $1.1 million in 2006 and $(0.2) million in 2007.

During the second quarter of 2008, EVD settled an arbitration dispute with the general contractor of its racino and executed a settlement agreement whereby EVD agreed to pay the general contractor approximately $0.8 million to settle all claims related to the arbitration. Accordingly, in the second quarter of 2008 EVD recorded an $0.8 million reduction in the $1.6 million liability for unpaid billings from the contractor previously recorded on the Company’s balance sheet with a corresponding reduction in property and equipment.

Other than as described above, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

 In connection with obtaining its gaming license, DJW is required to pay under an executory agreement a license fee of $5.0 million due in five annual installments of $1.0 million. DJW paid the first four $1.0 million installments in June 2005, May 2006, May 2007 and May 2008, respectively, with the remaining installment due May 2009. Also, DJW is required to pay its qualified sponsoring organization, who holds the joint gaming license with DJW, 5.76% of the casino’s adjusted gross receipts on an ongoing basis.  In 2008, 2007 and 2006, DJW expensed $4.5 million, $4.3 million and $2.8 million, respectively, related to this agreement. The agreement expires on March 31, 2015 but is subject to automatic three year renewal periods.

The Company’s future contractual obligations related to purchase commitments at December 31, 2008, including approximately $11.0 million related to DJL’s future unrecorded obligations under the Minimum Assessment Agreement over a period of 30 years and approximately $3.5 million related to DJL’s obligation for capital expenditures under the Development Agreement over 40 years and excluding DJW’s and DJL’s variable payments to their sponsoring organizations, are summarized as follows (in thousands):

2009	$3,473
2010	1,793
2011	745
2012	513
2013	513
Thereafter	12,325
Total	$19,362

9. MEMBER’S EQUITY

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

10. DUBUQUE RACING ASSOCIATION, LTD. CONTRACT

Dubuque Racing Association, Ltd. (“DRA”), a qualified sponsoring organization, holds a joint license with DJL to conduct gambling games under Iowa statutes. The DRA owns Dubuque Greyhound Park (“DGP”), a traditional greyhound racetrack with 1,000 slot machines, 20 table games and amenities including a gift shop, restaurant and clubhouse. During 2005, DJL entered into an amendment to its operating agreement under the joint gambling license (the “Amended Operating Agreement”) with the DRA. The Amended Operating Agreement provides for, among other things, the following:

•	The DRA is authorized to operate up to 1,500 gaming positions at DGP.

•	Extension of the operating agreement through December 31, 2018.

•
From February 2006 (the date that DGP commenced operation of table games) through August 31, 2006 (the date a competing casino facility opened to the public in Riverside, Iowa),  DRA was contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions. Beginning September 1, 2006 and continuing through November 18, 2008, DRA was contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts above a 7% decline from the base period and subject to a maximum 21% decline and certain payment deferral conditions.

•
DJL paid to DRA the sum of $.50 for each patron admitted on the boat through December 9, 2008. During 2008, 2007 and 2006, these payments approximated $0.3 million, $0.4 million and $0.4 million, respectively. Commencing December 10, 2008, the date DJL moved its operations to its new facility, DJL is required to pay to the DRA 4.5% of DJL’s adjusted gross receipts.  These payments approximated $0.2 million for the year ended December 31, 2008.

During 2008, 2007 and 2006, DJL recorded other revenue of approximately $1.6 million, $1.9 million and $1.6 million, respectively, related to this agreement, of which $0.7 million and $2.5 million has been recorded as a long-term receivable and is in included in deposits and other assets on the Company’s balance sheets at December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, $3.4 million and $0.3 million, respectively, is recorded as a short-term receivable on the Company’s balance sheets.

11. TRANSACTIONS WITH RELATED PARTIES

During 2008, 2007 and 2006, the Company distributed $4.1 million, $6.4 million, and $2.5 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as a board member and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.

During 2008, 2007 and 2006, the Company expensed $0.3 million, $0.4 million and $0.2 million, respectively, as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL. In 2006 and subsequently, PGP assumed PGL’s liability for such amounts which was recorded as a member contribution.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and other non-recurring charges, EVD expensed $0.9 million in affiliate management fees payable to OEDA in 2008, $0.8 million in 2007 and $0.9 million in 2006.

In 2005, DJW entered into a management services agreement with PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges. DJW expensed management fees of $2.4 million, $2.2 million and $1.7 million in 2008, 2007 and 2006, respectively, related to this agreement.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreement, EVD and DJW must each pay the board member a fee equal to 2.5% of EVD’s and DJW’s earnings before interest, taxes, depreciation, amortization and non-recurring charges during the preceding calendar year commencing on January 1, 2004 and April 1, 2006, respectively. EVD expensed $1.0 million of affiliate management fees in each of 2008, 2007 and 2006 related to this agreement.  DJW expensed $0.8 million, $0.8 million and $0.7 million of affiliate management fees in 2008, 2007 and 2006, respectively, related to this agreement.

At a meeting of the board of managers of PGP held on February 25, 2005, PGP approved grants of profits interests under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) to two executive officers of PGL aggregating 2.50% of the outstanding membership units of PGP on a fully diluted basis. In addition, at a meeting of the board of managers of PGP held on September 12, 2005, PGP approved additional grants under the IUP to the executive officers of PGL aggregating 5% of the outstanding membership units of PGP on a fully diluted basis. The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions. The profits interests awarded under the IUP entitle the holders thereof to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant) and distributions on liquidation (but only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant). Upon any termination of their employment, the respective officers are entitled, at their option, to cause the Company to redeem all such vested profits interests granted to them for cash at their fair market value at the time of termination of employment. Quarterly, the Company estimates the fair value of the units and compares that value to the value of the units at the date of grant. Any appreciation or depreciation in the value of the units is expensed or credited to an expense based on the percentage of the grant vested. The Company (credited) expensed $(6.6) million in 2008, $10.3 million in 2007 and $8.5 million in 2006 with respect to these units. In 2006 and subsequently, PGP assumed PGL’s liability under these agreements and recorded $(6.6) million, $10.3 million and $9.7 million as member (distributions) contributions in 2008, 2007 and 2006, respectively.

12. SEGMENT INFORMATION

The Company is organized around geographical areas and operates three reportable segments: (1) Diamond Jo operations, which comprise the Diamond Jo casino in Dubuque, Iowa, (2) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by EVD in Louisiana and (3) Diamond Jo Worth operations, which comprise the Diamond Jo Worth casino operations in Northwood, Iowa.

The accounting policies for each segment are the same as those described in Note 2 above. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the years ended (in thousands):

	Net Revenues From External Customers
	2008	2007	2006

Diamond Jo	$42,364	$40,664	$44,579
Evangeline Downs	132,193	133,016	135,052
Diamond Jo Worth	84,596	79,513	54,786
Total	$259,153	$253,193	$234,417

	Segment Operating Earnings(1)
	2008	2007	2006

General Corporate	$1,777	$(14,417)	$(10,740)
Diamond Jo	12,929	12,575	14,854
Evangeline Downs	38,941	39,832	38,977
Diamond Jo Worth	32,602	31,826	22,597
Total Segment Operating Earnings(1)	86,249	69,816	65,688
General Corporate:
Depreciation and amortization	(57)	(44)	(14)
Affiliate management fees	(334)	(359)	(281)
Interest income	69	884	47
Diamond Jo:
Depreciation and amortization	(3,488)	(4,448)	(4,176)
Pre-opening expense	(745)	(91)	—
Development expense	968	(7,974)	(624)
Impairment of asset held for sale	(831)	—	—
(Loss) gain on disposal of assets	139	579	(58)
Interest expense, net	(8,782)	(10,181)	(9,349)
Evangeline Downs:
Depreciation and amortization	(8,011)	(8,971)	(13,094)
Pre-opening expense	(8)	(70)	(19)
Development expense	(46)	(67)	(109)
Affiliate management fees	(1,840)	(1,829)	(1,839)
Loss on disposal of assets	(222)	(2,822)	(78)
Interest expense, net	(16,538)	(16,668)	(18,341)
Diamond Jo Worth:
Depreciation and amortization	(8,578)	(7,265)	(3,536)
Pre-opening expense	(32)	(214)	(947)
Development expense	—	—	(44)
Affiliate management fees	(3,227)	(3,030)	(2,396)
Loss on disposal of assets	(12)	(488)	(74)
Interest expense, net	(11,918)	(11,912)	(4,428)
Net income (loss)	$22,756	$(5,154)	$6,328
_______________
(1)                   Segment operating earnings is defined as net income (loss) plus depreciation and amortization, pre-opening expense, development expense, affiliate management fees, impairment losses, loss on disposal of assets and interest expense (net) less gain on disposal of assets.

	Total Assets
	2008	2007

General Corporate	$969	$12,469
Diamond Jo	192,999	102,617
Evangeline Downs	146,291	152,762
Diamond Jo Worth	97,017	104,079
Total	$437,276	$371,927

	Cash Expenditures for Additions to Long-Lived Assets
	2008	2007	2006

General Corporate	$369	$4	$130
Diamond Jo	57,344	10,018	1,733
Evangeline Downs	10,200	7,629	6,753
Diamond Jo Worth	2,836	24,743	29,276
Total	$70,749	$42,394	$37,892

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s investment and debt instruments at December 31, 2008 and 2007 are as follows (in thousands):
	December 31, 2008		December 31, 2007
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Available for sale investment	$7,828	$7,828	$12,491	$12,491
8 ¾% senior secured notes	163,200	253,237	254,363	252,789
11% senior secured notes	105,116	111,258	117,120	116,358
13% senior notes	6,219	6,877	6,910	6,853
Senior secured credit facilities	30,500	30,500	—	—
Term loan	7,429	8,000	—	—
Notes payable, capital lease obligations and other financial instruments	7,128	6,958	5,723	5,620
Derivative liability	790	790	1,252	1,252
Obligation under Minimum Assessment Agreement	8,648	16,394	—	—

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and, for the investment available for sale, on estimates from two independent sources of what market participants would use to price the investment and on the fair value of the Peninsula Gaming Notes at December 31, 2008.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
	2008 Quarters Ended
	March 31	June 30 (1)	September 30	December 31
	(Dollars in Thousands)

Net revenues	$63,077	$68,873	$65,359	$61,844
Income from operations	12,078	22,372	14,982	10,493
Net income	2,558	12,908	6,181	1,109
_______________

	2007 Quarters Ended
	March 31	June 30	September 30	December 31	(2)
	(Dollars in Thousands)

Net revenues	$58,339	$66,990	$67,559	$60,305
Income from operations	9,345	8,460	10,513	4,405
Net income (loss)	446	(953)	534	(5,181)
_______________
(1) Includes a $6.9 million expense reduction as a result of a decrease in the intrinsic value of vested equity based awards.
(2) Includes $6.3 million non-cash development expense related to the unconditional contribution obligation for the DJL dockside facility and Diamond Jo vessel.

15.   SUBSEQUENT EVENTS

In accordance with the terms of the Historical Society Agreement, in January 2009, DJL contributed the portside facility and related leasehold improvements with a net book value of $4.1 million to the Historical Society.  These assets are included in “Property and equipment, net” with a corresponding liability in “Other long-term liabilities” on the Company’s balance sheet as of December 31, 2008.

In addition, in February 2009, DJL completed the sale of the vessel to a third party for net proceeds of $0.4 million.  In accordance with its agreement with the Historical Society, DJL contributed 50% of the net proceeds of the sale of the vessel to the Historical Society in February 2009.  As the sale of the vessel was settled within one year for cash, the asset is included in current assets under “Prepaid expenses and other assets” and $0.2 million is included in current liabilities in “Other accrued expenses” on the Company’s balance sheet as of December 31, 2008.

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

   CONSOLIDATING BALANCE SHEETS
        (in thousands)

	At December 31, 2008
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor —DJW	Consolidating Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(38)	$9,704	$7,418	$21,621		$38,705
Restricted cash-purse settlements			5,013			5,013
Accounts receivable	1	3,487	1,113	437		5,038
Receivables from affiliates	5	1,585	138	133	$(1,590)	271
Inventories		449	330	420		1,199
Prepaid expenses and other assets	39	710	753	418		1,920
Total current assets	7	15,935	14,765	23,029	(1,590)	52,146
PROPERTY AND EQUIPMENT, NET	511	110,934	92,740	58,969		263,154
OTHER ASSETS:
Investment in subsidiaries	(50,908)				50,908
Deferred financing costs		11,837	4,195	3,142		19,174
Goodwill		53,083				53,083
Licenses and other intangibles			34,488	4,018		38,506
Deposits and other assets	456	2,795	103	31		3,385
Investment available for sale				7,828		7,828
Total other assets	(50,452)	67,715	38,786	15,019	50,908	121,976
TOTAL	$(49,934)	$194,584	$146,291	$97,017	$49,318	$437,276

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$71	$805	$2,988	$744		$4,608
Construction payable	120	11,980	105	119		12,324
Purse settlement payable			6,804			6,804
Accrued payroll and payroll taxes	1,700	1,263	1,289	852		5,104
Accrued interest		2,077	3,168	2,570		7,815
Other accrued expenses	82	2,945	5,105	2,255		10,387
Payable to affiliates			3,201	1,964	$(1,590)	3,575
Current maturity of long-term debt and leases		5,266	572	2,654		8,492
Total current liabilities	1,973	24,336	23,232	11,158	(1,590)	59,109
LONG-TERM LIABILITIES:
8 ¾% senior secured notes, net of discount		101,851	151,386			253,237
11% senior secured notes, net of discount				111,258		111,258
13% senior notes, net of discount			6,877			6,877
Senior secured credit facilities		28,500				28,500
Term loan		6,697				6,697
Notes and leases payable, net of discount		580	594	55		1,229
Obligation under Minimum Assessment Agreement		16,394				16,394
Other liabilities	76	4,695		1,187		5,958
Total long-term liabilities	76	158,717	158,857	112,500		430,150
Total liabilities	2,049	183,053	182,089	123,658	(1,590)	489,259

MEMBER’S EQUITY (DEFICIT)	(51,983)	11,531	(35,798)	(26,641)	50,908	(51,983)
TOTAL	$(49,934)	$194,584	$146,291	$97,017	$49,318	$437,276

	At December 31, 2007
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor —DJW	Consolidating Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,908	$4,606	$11,834	$13,752		$42,100
Restricted cash-purse settlements			4,902			4,902
Accounts receivable		355	1,932	713		3,000
Receivables from affiliates		1,198		17	$(1,215)
Inventories		218	313	380		911
Prepaid expenses and other assets	23	303	697	352		1,375
Total current assets	11,931	6,680	19,678	15,214	(1,215)	52,288
PROPERTY AND EQUIPMENT, NET	79	25,935	93,804	68,994		188,812
OTHER ASSETS:
Investment in subsidiaries	(70,383)				70,383
Deferred financing costs		12,356	5,099	4,330		21,785
Goodwill		53,083				53,083
Licenses and other intangibles			33,995	3,021		37,016
Deposits and other assets	459	5,761	186	46		6,452
Investment available for sale				12,491		12,491
Total other assets	(69,924)	71,200	39,280	19,888	70,383	130,827
TOTAL	$(57,914)	$103,815	$152,762	$104,096	$69,168	$371,927

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$33	$402	$2,603	$451		$3,489
Construction payable		1,772	2,465	647		4,884
Purse settlement payable			6,723			6,723
Accrued payroll and payroll taxes	1,605	1,309	1,454	1,250		5,618
Accrued interest		1,925	3,182	2,690		7,797
Other accrued expenses	70	1,722	5,460	2,548		9,800
Payable to affiliates			2,516	2,620	$(1,215)	3,921
Current maturity of long-term debt and leases		14	571	2,562		3,147
Total current liabilities	1,708	7,144	24,974	12,768	(1,215)	45,379
LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount		101,671	151,118			252,789
11% senior secured notes, net of discount				116,358		116,358
13% senior notes, net of discount			6,853			6,853
Notes and leases payable, net of discount		12	1,166	709		1,887
Other liabilities		6,195		2,088		8,283
Total long-term liabilities		107,878	159,137	119,155		386,170
Total liabilities	1,708	115,022	184,111	131,923	(1,215)	431,549

MEMBER’S DEFICIT	(59,622)	(11,207)	(31,349)	(27,827)	70,383	(59,622)
TOTAL	$(57,914)	$103,815	$152,762	$104,096	$69,168	$371,927

     CONSOLIDATING STATEMENTS OF OPERATIONS
        (in thousands)

	Year Ended December 31, 2008
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor — DJW	Consolidating Adjustments	Consolidated

REVENUES:
Casino		$42,675	$105,844	$78,750		$227,269
Racing			17,986			17,986
Video Poker			5,901			5,901
Food and beverage		2,793	9,867	4,107		16,767
Affiliate management fee income		2,588			$(2,588)
Other		2,122	1,664	8,023		11,809
Less promotional allowances		(5,226)	(9,069)	(6,284)		(20,579)
Total net revenues		44,952	132,193	84,596	(2,588)	259,153

EXPENSES:
Casino		18,936	50,381	28,104		97,421
Racing			15,739			15,739
Video Poker			4,349			4,349
Food and beverage		2,505	7,411	3,258		13,174
Other		249	275	7,040		7,564
Selling, general and administrative	$105	7,745	15,097	13,592	(1,882)	34,657
Depreciation and amortization	57	3,488	8,011	8,578		20,134
Pre-opening expense		745	8	32		785
Development costs		(968)	46			(922)
Affiliate management fees	334		4,428	3,227	(2,588)	5,401
Impairment of asset held for sale		831				831
(Gain) loss on disposal of assets		(139)	222	12		95
Corporate expense allocation		(627)	(629)	(626)	1,882
Total expenses	496	32,765	105,338	63,217	(2,588)	199,228

INCOME (LOSS) FROM OPERATIONS	(496)	12,187	26,855	21,379		59,925

OTHER INCOME (EXPENSE):
Interest income	69	52	162	2,182		2,465
Interest expense, net of amounts capitalized		(8,834)	(16,700)	(14,100)		(39,634)
Gain from equity investment in subsidiaries	23,183				(23,183)
Total other expense	23,252	(8,782)	(16,538)	(11,918)	(23,183)	(37,169)

NET INCOME	$22,756	$3,405	$10,317	$9,461	$(23,183)	$22,756

	Year Ended December 31, 2007
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor — DJW	Consolidating Adjustments	Consolidated

REVENUES:
Casino		$40,589	$107,467	$74,091		$222,147
Racing			19,146			19,146
Video Poker			4,533			4,533
Food and beverage		2,425	10,218	3,158		15,801
Affiliate management fee income		2,514			$(2,514)
Other		2,373	1,527	7,601		11,501
Less promotional allowances		(4,723)	(9,875)	(5,337)		(19,935)
Total net revenues		43,178	133,016	79,513	(2,514)	253,193

EXPENSES:
Casino		18,055	50,409	25,925		94,389
Racing			15,959			15,959
Video Poker			3,751			3,751
Food and beverage		2,370	7,475	2,583		12,428
Other		25	273	6,782		7,080
Selling, general and administrative	$4,143	7,639	15,317	12,397	10,274	49,770
Depreciation and amortization	44	4,448	8,971	7,265		20,728
Pre-opening expense		91	70	214		375
Development costs		7,974	67			8,041
Affiliate management fees	359		4,343	3,030	(2,514)	5,218
(Gain) loss on disposal of assets		(579)	2,822	488		2,731
Corporate expense allocation		3,505	3,395	3,374	(10,274)
Total expenses	4,546	43,528	112,852	62,058	(2,514)	220,470

INCOME (LOSS) FROM OPERATIONS	(4,546)	(350)	20,164	17,455		32,723

OTHER INCOME (EXPENSE):
Interest income	884	378	305	1,061		2,628
Interest expense, net of amounts capitalized		(10,559)	(16,973)	(12,973)		(40,505)
Loss from equity investment in subsidiaries	(1,492)				1,492
Total other expense	(608)	(10,181)	(16,668)	(11,912)	1,492	(37,877)

NET INCOME (LOSS)	$(5,154)	$(10,531)	$3,496	$5,543	$1,492	$(5,154)

	Year Ended December 31, 2006
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor — DJW	Consolidating Adjustments	Consolidated

REVENUES:
Casino		$44,784	$106,558	$49,392		$200,734
Racing			22,146			22,146
Video Poker			3,715			3,715
Food and beverage		2,642	10,803	1,870		15,315
Affiliate management fee income		2,593			$(2,593)
Other		1,948	1,308	6,831		10,087
Less promotional allowances		(4,795)	(9,478)	(3,307)		(17,580)
Total net revenues		47,172	135,052	54,786	(2,593)	234,417

EXPENSES:
Casino		18,844	50,133	15,994		84,971
Racing			18,579			18,579
Video Poker			2,949			2,949
Food and beverage		2,455	7,563	1,683		11,701
Other		39	295	6,271		6,605
Selling, general and administrative	$2,983	8,387	16,556	8,241	7,757	43,924
Depreciation and amortization	14	4,176	13,094	3,536		20,820
Pre-opening expense			19	947		966
Development costs		624	109	44		777
Affiliate management fees	281		4,432	2,396	(2,593)	4,516
Loss on disposal of assets		58	78	74		210
Corporate expense allocation		2,879	2,439	2,439	(7,757)
Total expenses	3,278	37,462	116,246	41,625	(2,593)	196,018

INCOME (LOSS) FROM OPERATIONS	(3,278)	9,710	18,806	13,161		38,399

OTHER INCOME (EXPENSE):
Interest income	47	61	126	721		955
Interest expense, net of amounts capitalized		(9,125)	(18,467)	(5,149)		(32,741)
Interest expense — preferred member interest		(285)				(285)
Gain from equity investment in subsidiaries	9,559				(9,559)
Total other expense	9,606	(9,349)	(18,341)	(4,428)	(9,559)	(32,071)

NET INCOME	$6,328	$361	$465	$8,733	$(9,559)	$6,328

CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31, 2008
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor — DJW	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,756	$3,405	$10,317	$9,461	$(23,183)	$22,756
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	57	3,488	8,011	8,578		20,134
Non-cash interest		2,202	1,741	1,289		5,232
Non-cash equity based and other compensation	(6,225)					(6,225)
Corporate expense allocation	1,882	(627)	(629)	(626)
Impairment of asset held for sale		831				831
(Gain) loss on disposal of assets		(139)	222	12		95
Non-cash charitable contributions		(1,072)				(1,072)
Income from equity investment in subsidiaries	(23,183)				23,183
Changes in operating assets and liabilities:
Restricted cash — purse settlements			(111)			(111)
Receivables	(1)	(17)	819	276		1,077
Receivables from affiliates	(5)	28	(138)	(116)	(40)	(271)
Inventories		(231)	(17)	(40)		(288)
Prepaid expenses and other assets	(6)	(1,235)	(18)	(51)		(1,310)
Accounts payable	38	775	543	106		1,462
Accrued expenses	183	328	(485)	(1,596)		(1,570)
Payable to affiliates			554	(940)	40	(346)
Net cash flows from operating activities	(4,504)	7,736	20,809	16,353		40,394
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(7)					(7)
Business acquisition and licensing costs			(493)	(1,000)		(1,493)
Construction project development costs		(56,778)	(6,780)			(63,558)
Purchase of property and equipment	(369)	(566)	(2,927)	(1,836)		(5,698)
Proceeds from sale of property and equipment		270	30	2,855		3,155
Net cash flows from investing activities	(376)	(57,074)	(10,170)	19		(67,601)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(758)	(578)	(96)		(1,432)
Principal payments on debt		(751)	(571)	(7,856)		(9,178)
Proceeds from senior secured credit facilities		39,500		3,000		42,500
Payments on senior secured credit facilities		(11,000)		(1,000)		(12,000)
Proceeds from term loan		8,000				8,000
Member contributions (distributions)	(7,066)	19,445	(13,906)	(2,551)		(4,078)
Net cash flows from financing activities	(7,066)	54,436	(15,055)	(8,503)		23,812

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,946)	5,098	(4,416)	7,869		(3,395)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,908	4,606	11,834	13,752		42,100
CASH AND CASH EQUIVALENTS AT END OF YEAR	$(38)	$9,704	$7,418	$21,621		$38,705

	Year Ended December 31, 2007
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor — DJW	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,154)	$(10,531)	$3,496	$5,543	$1,492	$(5,154)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	44	4,448	8,971	7,265		20,728
Non-cash interest		1,444	1,813	1,057		4,314
Non-cash equity based and other compensation	10,655					10,655
Corporate expense allocation	(10,274)	3,505	3,395	3,374
(Gain) loss on disposal of assets		(579)	2,822	488		2,731
Non-cash charitable contributions		6,250				6,250
Income from equity investment in subsidiaries	1,492				(1,492)
Changes in operating assets and liabilities:
Restricted cash — purse settlements			(283)			(283)
Receivables		(276)	953	(148)		529
Receivables from affiliates		248		(17)	(231)
Inventories		(63)	(1)	(141)		(205)
Prepaid expenses and other assets	(10)	(1,170)	68	(51)		(1,163)
Accounts payable	14	(644)	(583)	(30)		(1,243)
Accrued expenses	656	686	(66)	2,427		3,703
Payable to affiliates			494	712	231	1,437
Net cash flows from operating activities	(2,577)	3,318	21,079	20,479		42,299
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(157)					(157)
Business acquisition and licensing costs			(497)	(1,000)		(1,497)
Proceeds from restricted cash				12,981		12,981
Payment to long-term deposit		(6,350)				(6,350)
Purchase of investment available for sale				(14,659)		(14,659)
Construction project development costs		(9,193)	(3,639)	(21,586)		(34,418)
Purchase of property and equipment	(4)	(825)	(3,493)	(2,157)		(6,479)
Proceeds from sale of property and equipment		24				24
Net cash flows from investing activities	(161)	(16,344)	(7,629)	(26,421)		(50,555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(341)	(205)	(8,577)		(9,123)
Principal payments on debt		(1,126)	(6,393)	(6,154)		(13,673)
Proceeds from senior secured notes				22,655		22,655
Member contributions (distributions)	(6,353)	6,030	(3,907)	(2,194)		(6,424)
Net cash flows from financing activities	(6,353)	4,563	(10,505)	5,730		(6,565)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,091)	(8,463)	2,945	(212)		(14,821)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,999	13,069	8,889	13,964		56,921
CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,908	$4,606	$11,834	$13,752		$42,100

	Year Ended December 31, 2006
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor — DJW	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,328	$ 361	$ 465	$ 8,733	$ (9,559)	$ 6,328
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14	4,176	13,094	3,536		20,820
Non-cash interest expense		1,146	1,735	670		3,551
Non-cash equity based and other compensation	8,766					8,766
Corporate expense allocation	(7,757)	2,879	2,439	2,439
Loss on disposal of assets		58	78	74		210
Income from equity investment in subsidiaries	(9,559)				9,559
Changes in operating assets and liabilities:
Restricted cash — purse settlements			500			500
Receivables	(1)	89	(390)	(427)		(729)
Receivables from affiliates		5,205			(5,205)
Inventories		(41)	(54)	(118)		(213)
Prepaid expenses and other assets	11	(2,238)	(200)	(194)		(2,621)
Accounts payable	5	(5)	(978)	309		(669)
Accrued expenses	460	170	(793)	4,228		4,065
Payable to affiliates			(5,136)	1,744	5,205	1,813
Net cash flows from operating activities	(1,733)	11,800	10,760	20,994		41,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(283)					(283)
Business acquisition and licensing costs			(495)	(1,025)		(1,520)
Proceeds from restricted cash				6,148		6,148
Construction project development costs				(23,893)	246	(23,647)
Purchase of property and equipment	(130)	(1,733)	(6,258)	(4,604)		(12,725)
Proceeds from sale of property and equipment		271	22		(246)	47
Net cash flows from investing activities	(413)	(1,462)	(6,731)	(23,374)		(31,980)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(806)	(428)	(3,159)		(4,393)
Principal payments on debt		(1,309)	(5,930)	(2,052)		(9,291)
Redemption of preferred member’s interest		(4,000)				(4,000)
Proceeds from senior secured notes		14,520	7,260	56,500		78,280
Proceeds from senior credit facilities		11,100	17,200	1,385		29,685
Payments on senior credit facilities		(17,800)	(34,300)	(1,385)		(53,485)
Member contributions (distributions)	23,197	(2,227)	12,047	(35,511)		(2,494)
Net cash flows from financing activities	23,197	(522)	(4,151)	15,778		34,302

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,051	9,816	(122)	13,398		44,143
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(52)	3,253	9,011	566		12,778
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 20,999	$ 13,069	$ 8,889	$ 13,964	$	$ 56,921

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

PENINSULA GAMING, LLC
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year

Year ended December 31, 2008:
Allowance for doubtful accounts	$32	$70	$(85)	$17
Year ended December 31, 2007:
Allowance for doubtful accounts	$39	$65	$(72)	$32
Year ended December 31, 2006:
Allowance for doubtful accounts	$73	$145	$(179)	$39
_________________
(1)           Amounts written off.

S-1