Form 10-Q
period 2009-03-31
Peninsula Gaming, LLC
filed 2009-05-13
CIK 1299109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

PENINSULA GAMING, LLC

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$39,222	$38,705
Restricted cash—purse settlements	9,920	5,013
Accounts receivable, net	4,991	5,038
Receivables from affiliates	234	271
Inventories	1,264	1,199
Prepaid expenses and other assets	1,822	1,920
Total current assets	57,453	52,146

PROPERTY AND EQUIPMENT, NET	259,877	263,154
OTHER ASSETS:
Deferred financing costs, net of amortization of $14,880 and $14,021, respectively	18,315	19,174
Goodwill	53,083	53,083
Licenses and other intangibles	38,615	38,506
Deposits and other assets	2,900	3,385
Investment available for sale	11,973	7,828
Total other assets	124,886	121,976
TOTAL	$442,216	$437,276

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,260	$4,608
Construction payable	6,024	12,324
Purse settlement payable	11,708	6,804
Accrued payroll and payroll taxes	5,091	5,104
Accrued interest	16,206	7,815
Other accrued expenses	12,818	10,387
Payable to affiliates	3,733	3,575
Current maturities of long-term debt and leases	7,029	8,492
Total current liabilities	66,869	59,109

LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	253,354	253,237
11% senior secured notes, net of discount	109,497	111,258
13% senior notes, net of discount	6,884	6,877
Senior secured credit facilities	22,000	28,500
Term loan	6,326	6,697
Notes and leases payable, net of discount	998	1,229
Obligation under Minimum Assessment Agreement	18,717	16,394
Other liabilities	1,853	5,958
Total long-term liabilities	419,629	430,150
Total liabilities	486,498	489,259

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(50,373)	(53,971)
Accumulated other comprehensive loss	(2,909)	(7,012)
Total member’s deficit	(44,282)	(51,983)
TOTAL	$442,216	$437,276
See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
REVENUES:
Casino	$65,757	$56,420
Racing	3,026	3,317
Video poker	1,584	1,558
Food and beverage	5,778	3,756
Other	2,341	2,692
Less promotional allowances	(6,516)	(4,666)
Total net revenues	71,970	63,077

EXPENSES:
Casino	27,390	24,180
Racing	2,884	2,909
Video poker	1,062	1,126
Food and beverage	4,301	2,897
Other	1,484	1,422
Selling, general and administrative	12,762	11,994
Depreciation and amortization	6,065	4,863
Pre-opening expense	-	96
Development expense	82	39
Affiliate management fees	1,318	1,370
Loss on disposal of assets	81	103
Total expenses	57,429	50,999

INCOME FROM OPERATIONS	14,541	12,078

OTHER INCOME (EXPENSE):
Interest income	508	744
Interest expense, net of amounts capitalized	(11,250)	(10,264)
Total other expense	(10,742)	(9,520)

NET INCOME	$3,799	$2,558

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	COMMON MEMBER’S INTEREST	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL MEMBER’S DEFICIT	COMPREHENSIVE INCOME

BALANCE, DECEMBER 31, 2008	$9,000	$(53,971)	$(7,012)	$(51,983)
Net income	—	3,799	—	3,799	$3,799
Unrealized gain on available for sale investment	—	—	4,103	4,103	4,103
Member distributions	—	(201)	—	(201)	—
Comprehensive income					$7,902
BALANCE, MARCH 31, 2009	$9,000	$(50,373)	$(2,909)	$(44,282)

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,799	$2,558
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,065	4,863
Non-cash interest	1,313	1,262
Non-cash equity based and other compensation	516	2,035
Loss on disposal of assets	81	103
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(4,907)	(5,289)
Receivables	(13)	654
Inventories	(65)	(66)
Prepaid expenses and other assets	400	(664)
Accounts payable	4,107	5,538
Accrued expenses	10,200	7,189
Payable to affiliates	195	(837)
Net cash flows from operating activities	21,691	17,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(95)	(78)
Business acquisition and licensing costs	(127)	(130)
Construction project development costs	(8,311)	(7,371)
Purchase of property and equipment	(2,054)	(2,284)
Proceeds from sale of property and equipment	502	-
Net cash flows from investing activities	(10,085)	(9,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(9)	(137)
Principal payments on debt	(1,862)	(920)
Proceeds from senior credit facilities	4,000	-
Payments on senior credit facilities	(12,500)	-
Member distributions	(718)	(841)
Net cash flows from financing activities	(11,089)	(1,898)

NET INCREASE IN CASH AND CASH EQUIVALENTS	517	5,585

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,705	42,100

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,222	$47,685

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,314	$720

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired, but not paid	$2,192	$7,920
Property and equipment acquired in exchange for obligation under Minimum Assessment Agreement	1,989	1,417
Unrealized gain on available for sale investment	4,103	-
Liability settled in exchange for property and equipment	4,104	-

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company organized in 1999, is a holding company with no independent operations whose primary assets are its equity interests in its wholly owned subsidiaries. PGL’s operating subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; and (iii) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), that owns and operates the Diamond Jo casino in Worth County, Iowa. Other subsidiaries of PGL include (i) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations formed solely to facilitate the offering of the Company’s 8 3/4% senior secured notes due 2012 (the “Peninsula Gaming Notes”) and (ii) DJW Corp. (“DJWC”), a Delaware corporation with no assets or operations formed solely to facilitate the offering by DJW of its 11% senior secured notes due 2012 (the “DJW Notes”). The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC (“PGP”), a Delaware limited liability company.

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

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.

2. Summary of Significant Accounting Policies

Obligation Under Minimum Assessment Agreement— On October 1, 2007, DJL entered into the Amended and Restated Port of Dubuque Public Parking Facility Development Agreement (“Development Agreement”) with the City of Dubuque, Iowa (“City”) regarding, among other things, the design, development, construction and financing of the public parking facility located adjacent to DJL’s new casino development. The City issued $23 million principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”) to fund, in part, the construction of the facility. Due to DJL’s expected use of the public parking facility and its obligations under a Minimum Assessment Agreement with the City, combined with the Company’s guarantee of DJL’s obligation under the Minimum Assessment Agreement, DJL will record an obligation to the City to the extent proceeds from the City Bonds are used to construct the parking facility.  As of March 31, 2009 and December 31, 2008, approximately $18.7 million and $16.4 million, respectively, of proceeds from the City Bonds had been used related to the construction of the parking facility which amount was recorded as a long-term obligation of DJL on the balance sheet. The obligation, along with related interest costs, are expected to be paid off over the life of the City Bonds through payments from DJL under the Minimum Assessment Agreement.

Licenses—The Company’s gaming licenses require renewals in the State of Iowa annually and every five years in the State of Louisiana.  EVD’s horse racing license requires renewal annually.  Renewal costs are expensed as incurred.  The Company’s renewal experience is that renewals will be granted except under extraordinary circumstances.

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

In April 2008, the FASB released staff position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets.  The FSP requires entities to disclose information for recognized intangible assets that enable users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset.  The FSP also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  The FSP will be applied prospectively to intangible assets acquired after the FSP’s effective date, but the disclosure requirements will be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date.  The FSP is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Company adopted FSP No. 142-3 on January 1, 2009 and the adoption did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the balance sheet and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit-risk. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on January 1, 2009 and the adoption did not have a material effect on the Company’s financial statements.

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

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2009, this standard applies prospectively to fair value measurements of non-financial assets and non-financial liabilities. The Company adopted FSP No. 157-2 on January 1, 2009 and the adoption did not have a material effect on the Company’s financial statements.

3. Property and Equipment

Property and equipment at March 31, 2009 and December 31, 2008 is summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Land and land improvements	$18,485	$18,118
Buildings and improvements	220,463	201,421
Furniture, fixtures and equipment	83,418	81,449
Computer equipment	10,670	11,009
Vehicles	561	404
Construction in progress	2,038	26,582
Subtotal	335,635	338,983
Accumulated depreciation	(75,758)	(75,829)
Property and equipment, net	$259,877	$263,154

Depreciation and amortization expense during the three months ended March 31, 2009 and 2008 was $6.1 million and $4.9 million, respectively.

The Company capitalizes interest costs associated with debt incurred in connection with significant construction projects.  There was no capitalized interest during the three months ended March 31, 2009.  The amount capitalized during the three months ended March 31, 2008 was $0.3 million.

In connection with DJL’s casino development, DJL began accelerating depreciation on long-lived assets with a net book value of approximately $4.5 million that were either contributed to the Historical Society in January 2009 or were not utilized at its new casino facility and were disposed in January 2009.  Accelerated depreciation on these assets began during the fourth quarter of 2006, and DJL continued to depreciate the remaining net book value of those assets, less their estimated fair market value at the date of contribution or estimated net realizable value, through the period that DJL commenced operations at the new facility.  Depreciation expense for the quarter ended March 31, 2008 increased by approximately $0.3 million as a result of accelerated depreciation on these assets.

In April 2009, EVD entered into a ground lease with a third party to design, develop, construct and operate a hotel with a minimum of 100 rooms adjacent to the racino on land owned by EVD (“Ground Lease”).  The hotel is expected to include at least 25 suites, five meeting rooms and an indoor pool.  Under the terms of the Ground Lease, EVD will lease the land on which the hotel will be located for a lease fee of 2% of gross revenue of the hotel. The agreement also contains a purchase option which allows EVD to purchase the hotel from the third party operator.  The Ground Lease is conditioned upon the third party operator obtaining financing for the project.  If the financing contingency is satisfied, EVD will impair $1.4 million of capitalized design and development costs already incurred related to the hotel project which will not be utilized by the third party operator.  If the financing contingency is not satisfied, EVD will continue with its own existing design and development of the hotel and no impairment would be necessary.  EVD expects a resolution to the financing contingency in the second quarter of 2009.

4. Debt

Long-term debt consists of the following (in thousands):

	March 31, 2009	December 31, 2008
8 3/4% senior secured notes due April 15, 2012, net of discount of $1,646 and $1,763, respectively, secured by substantially all the assets of PGL, DJL and EVD and the equity of DJL and EVD	$253,354	$253,237
11% senior secured notes of DJW due April 15, 2012, net of discount of $532 and $568, respectively, secured by substantially all the assets of DJW and the equity of DJW and DJWC	111,294	111,258
13% senior notes of EVD due March 1, 2010 with contingent interest, net of discount of $26 and $33, respectively	6,884	6,877
$65,000 revolving line of credit under a loan and security agreement of DJL and EVD with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 2.5% with a floor of 6.0% (current rate of 6.0% at March 31, 2009), maturing January 15, 2012, secured by substantially all assets of DJL and EVD	22,000	28,500
$5,000 revolving line of credit under a loan and security agreement of DJW with a bank, interest rate at prime less a margin of 1.0% with a floor of 5.0% (current rate of 5.0% at March 31, 2009), maturing March 31, 2010, secured by substantially all the assets of DJW and guaranteed by the Company’s Chief Executive Officer	-	2,000
Term loan under a loan and security agreement of PGL, DJL and EVD with American Trust & Savings Bank, interest rate 6.5%, due in installments through December 1, 2013, secured by certain assets of DJL	7,766	8,000
Notes payable and capital lease obligations, net of discount of $103 and $170, respectively, interest rates at 6% - 8 3/4%, due 2009 – 2011	4,790	6,418
Total debt	406,088	416,290
Less current portion	(7,029)	(8,492)
Total long term debt	$399,059	$407,798

Pursuant to the indenture governing the DJW Notes, DJW is required to offer to buy back a portion of the DJW Notes on a semi-annual basis at a premium of 7.5%, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein) (“Excess Cash Flow Amount”).  The Excess Cash Flow Amount for the six month period ended March 31, 2009 was $1.9 million, which includes $1.8 million in principal included in current maturities of long-term debt and leases in the Company’s balance sheet, and $0.1 million in related premiums. DJW intends to make an offer to repurchase a portion of the DJW Notes in an amount equal to the Excess Cash Flow Amount in accordance with the terms of the governing indenture.

As of March 31, 2009, the Company had $22.0 million of outstanding advances under its $65.0 million senior secured credit facility (“PGL Credit Facility”). As of March 31, 2009, DJW had no outstanding advances under its $5.0 million senior secured credit facility (“DJW Credit Facility”). In addition, as of March 31, 2009, the Company had outstanding letters of credit under the PGL Credit Facility and the DJW Credit Facility of approximately $0.9 million and $0.7 million, respectively, resulting in available borrowings thereunder of $42.1 million and $4.3 million, respectively.

As of March 31, 2009, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness.

5. Fair Value Measurements

Under generally accepted accounting principles, certain assets and liabilities must be measured at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company has two financial instruments that must be measured at fair value in the financial statements: (i) an available for sale investment and (ii) a derivative. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value.

SFAS 157, Fair Value Measurements, establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes these inputs into three broad levels.  The three levels are as follows:

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

The Company had no Level 1 or Level 2 financial instruments at March 31, 2009 and December 31, 2008. The Company had two Level 3 financial instruments at March 31, 2009 and December 31, 2008.  In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s Level 3 financial assets and liabilities that are required to be measured at fair value as of March 31, 2009 and December 31, 2008, which are classified as “Investment available for sale” and “Other long-term liabilities/Other accrued liabilities (short-term portion)” (in thousands):

	Total Carrying Value at March 31, 2009	Fair Value Measurements at March 31, 2009	Total Carrying Value at December 31, 2008	Fair Value Measurements at December 31, 2008
Investment available for sale	$11,973	$11,973	$7,828	$7,828
Derivative liability, not designated as a hedging instrument	(929)	(929)	(790)	(790)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2009 and 2008 (in thousands):
	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Investment available for sale	Derivative liability, not designated as a hedging instrument	Investment available for sale	Derivative liability, not designated as a hedging instrument
Balance at beginning of the year	$7,828	$(790)	$12,491	$(1,252)
Total gains (losses) (realized or unrealized):
Included in earnings	42	(139)	36	53
Included in other comprehensive income	4,103	-	-	-
Transfers in or out of Level 3	-	-	-	-
Purchases, sales, issuances and settlements	-	-	-	-
Ending balance at March 31, 2009 and 2008	$11,973	$(929)	$12,527	$(1,199)

Gains (losses) included in earnings attributable to the change	Included in interest income	Included in interest expense	Included in interest income	Included in interest expense
in unrealized gains or losses relating to assets/liabilities
still held at the reporting date	$42	$(139)	$36	$53

DJW holds an investment in a single municipal bond issuance that is classified as available for sale and is recorded at fair value.  DJW is the only holder of this instrument and there is no quoted market price for this instrument.  The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and the fair value of the Peninsula Gaming Notes at March 31, 2009.  Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the member’s deficit section of the Company’s balance sheet.  The discount associated with this investment is netted with the investment on the balance sheet and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the statement of operations.

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

In October 2003, EVD filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the St. Landry Parish School Board and the City of Opelousas regarding the payment of sales and use tax by EVD.   The sales and use tax dispute with St. Landry Parish and the City of Opelousas remains open.  EVD has accrued management's best estimate of all sales and use taxes that may be due to St. Landry Parish or the City of Opelousas as of March 31, 2009.

Other than as described above, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

7. Related Party Transactions

During the three months ended March 31, 2009 and 2008, the Company recorded distributions of $0.7 million and $0.8 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP’s development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.

During each of the three months ended March 31, 2009 and 2008, the Company expensed $0.1 million as affiliate management fees related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.2 million in affiliate management fees payable to OEDA during each of the three months ended March 31, 2009 and 2008.

In accordance with a management services agreement between DJW and PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, DJW expensed management fees of $0.6 million during each of the three months ended March 31, 2009 and 2008.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under such consulting agreement, the board member is entitled to a fee equal to 2.5% of EVD’s and DJW’s earnings before interest, taxes, depreciation, amortization and non-recurring charges during the preceding calendar year. In connection with this agreement, (i) EVD expensed $0.2 million and $0.3 million of affiliate management fees during the three months ended March 31, 2009 and 2008, respectively, and (ii) DJW expensed $0.2 million of affiliate management fees during each of the three months ended March 31, 2009 and 2008.

On a quarterly basis, the Company estimates the fair value of all incentive units granted under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) that have a put option and compares that value to the value of such incentive units at the date of grant. Any appreciation in the value of the incentive units is expensed based on the percentage of the grant vested. The Company expensed $0.4 million and $1.9 million during the three months ended March 31, 2009 and 2008, respectively, with respect to these incentive units.

8. Segment Information

The Company is organized around geographical areas and operates three reportable segments: (1) Diamond Jo operations, which comprise the Diamond Jo casino operations in Dubuque, Iowa, (2) Diamond Jo Worth operations, which comprise the Diamond Jo Worth casino operations in Worth County, Iowa, and (3) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by EVD in Louisiana.

The accounting policies for each segment are the same as those described in Note 2 above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the three months ended March 31, 2009 and 2008 (in thousands):

	Net Revenues From External Customers Three Months Ended March 31,
	2009	2008
Diamond Jo Dubuque	$19,733	$9,625
Diamond Jo Worth	20,065	20,159
Evangeline Downs	32,172	33,293
Total	$71,970	$63,077

	Segment Operating Earnings Three Months Ended March 31, (1)
	2009	2008
General corporate	$(2,034)	$(2,981)
Diamond Jo Dubuque	6,536	2,848
Diamond Jo Worth	7,800	7,784
Evangeline Downs	9,785	10,898
Total Segment Operating Earnings (1)	22,087	18,549
General corporate:
Depreciation and amortization	(27)	(12)
Affiliate management fees	(97)	(85)
Interest income	-	64
Diamond Jo Dubuque:
Depreciation and amortization	(2,054)	(795)
Pre-opening expense	-	(55)
Development expense	-	(8)
Gain on disposal of assets	9	7
Interest expense, net	(3,598)	(2,518)
Diamond Jo Worth:
Depreciation and amortization	(2,185)	(2,128)
Pre-opening expense	-	(32)
Affiliate management fees	(764)	(782)
Loss on disposal of assets	(55)	(27)
Interest expense, net	(3,013)	(2,959)
Evangeline Downs:
Depreciation and amortization	(1,799)	(1,928)
Pre-opening expense	-	(9)
Development expense	(82)	(31)
Affiliate management fees	(457)	(503)
Loss on disposal of assets	(35)	(83)
Interest expense, net	(4,131)	(4,107)
Net income	$3,799	$2,558

(1)
Segment operating earnings is defined as net income plus depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, and interest expense, net, less gain on disposal of assets.

	Total Assets
	March 31, 2009	December 31, 2008

General corporate	$1,098	$969
Diamond Jo Dubuque	185,566	192,999
Diamond Jo Worth	103,035	97,017
Evangeline Downs	152,517	146,291
Total	$442,216	$437,276

	Cash Expenditures for Additions to Long-Lived Assets
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

General corporate	$131	$7
Diamond Jo Dubuque	8,130	6,666
Diamond Jo Worth	679	667
Evangeline Downs	1,552	2,445
Total	$10,492	$9,785

9.             Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s investment and debt instruments at March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009		December 31, 2008
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Available for sale investment	$11,973	$11,973	$7,828	$7,828
8 3/4% senior secured notes	204,000	253,354	163,200	253,237
11% senior secured notes	106,235	111,294	105,116	111,258
13% senior notes	5,874	6,884	6,219	6,877
Senior secured credit facilities	22,000	22,000	30,500	30,500
Term loan	7,212	7,766	7,429	8,000
Notes payable, capital lease obligations and other financial instruments	5,538	5,435	7,128	6,958
Derivative liability	929	929	790	790
Obligation under Minimum Assessment Agreement	15,059	18,717	8,648	16,394

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and, for the investment available for sale, the fair value of the Peninsula Gaming Notes at March 31, 2009 and December 31, 2008.

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

CONSOLIDATING BALANCE SHEETS

	At March 31, 2009
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(5)	$5,502	$8,903	$24,822		$39,222
Restricted cash-purse settlements			9,920			9,920
Accounts receivable		3,405	574	1,012		4,991
Receivables from affiliates		1,235	118	117	$(1,236)	234
Inventories		416	461	387		1,264
Prepaid expenses and other assets	56	507	789	470		1,822
Total current assets	51	11,065	20,765	26,808	(1,236)	57,453
PROPERTY AND EQUIPMENT, NET	496	108,875	93,179	57,327		259,877
OTHER ASSETS:
Investment in subsidiaries	(43,848)				43,848
Deferred financing costs		11,554	3,860	2,901		18,315
Goodwill		53,083				53,083
Licenses and other intangibles			34,615	4,000		38,615
Deposits and other assets	551	2,224	98	27		2,900
Investment available for sale				11,973		11,973
Total other assets	(43,297)	66,861	38,573	18,901	43,848	124,886
TOTAL	$(42,750)	$186,801	$152,517	$103,036	$42,612	$442,216

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$86	$806	$2,814	$554		$4,260
Construction payable	1	5,365	480	178		6,024
Purse settlement payable			11,708			11,708
Accrued payroll and payroll taxes	1,255	1,267	1,587	982		5,091
Accrued interest		4,308	6,254	5,644		16,206
Other accrued expenses	116	3,729	6,112	2,861		12,818
Payable to affiliates			3,175	1,794	$(1,236)	3,733
Current maturities of long-term debt and leases		4,440	572	2,017		7,029
Total current liabilities	1,458	19,915	32,702	14,030	(1,236)	66,869
LONG-TERM LIABILITIES
8 3/4% senior secured notes, net of discount		101,898	151,456			253,354
11% senior secured notes, net of discount				109,497		109,497
13% senior notes, net of discount			6,884			6,884
Senior secured credit facilities		22,000				22,000
Term loan		6,326				6,326
Notes and leases payable, net of discount		409	589			998
Obligation under Minimum Assessment Agreement		18,717				18,717
Other liabilities	74	553		1,226		1,853
Total long-term liabilities	74	149,903	158,929	110,723		419,629
Total liabilities	1,532	169,818	191,631	124,753	(1,236)	486,498

MEMBER’S EQUITY (DEFICIT)	(44,282)	16,983	(39,114)	(21,717)	43,848	(44,282)
TOTAL	$(42,750)	$186,801	$152,517	$103,036	$42,612	$442,216

	At December 31, 2008
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor —DJW	Consolidating Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(38)	$9,704	$7,418	$21,621		$38,705
Restricted cash-purse settlements			5,013			5,013
Accounts receivable	1	3,487	1,113	437		5,038
Receivables from affiliates	5	1,585	138	133	$(1,590)	271
Inventories		449	330	420		1,199
Prepaid expenses and other assets	39	710	753	418		1,920
Total current assets	7	15,935	14,765	23,029	(1,590)	52,146
PROPERTY AND EQUIPMENT, NET	511	110,934	92,740	58,969		263,154
OTHER ASSETS:
Investment in subsidiaries	(50,908)				50,908
Deferred financing costs		11,837	4,195	3,142		19,174
Goodwill		53,083				53,083
Licenses and other intangibles			34,488	4,018		38,506
Deposits and other assets	456	2,795	103	31		3,385
Investment available for sale				7,828		7,828
Total other assets	(50,452)	67,715	38,786	15,019	50,908	121,976
TOTAL	$(49,934)	$194,584	$146,291	$97,017	$49,318	$437,276

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$71	$805	$2,988	$744		$4,608
Construction payable	120	11,980	105	119		12,324
Purse settlement payable			6,804			6,804
Accrued payroll and payroll taxes	1,700	1,263	1,289	852		5,104
Accrued interest		2,077	3,168	2,570		7,815
Other accrued expenses	82	2,945	5,105	2,255		10,387
Payable to affiliates			3,201	1,964	$(1,590)	3,575
Current maturity of long-term debt and leases		5,266	572	2,654		8,492
Total current liabilities	1,973	24,336	23,232	11,158	(1,590)	59,109
LONG-TERM LIABILITIES:
8 ѕ% senior secured notes, net of discount		101,851	151,386			253,237
11% senior secured notes, net of discount				111,258		111,258
13% senior notes, net of discount			6,877			6,877
Senior secured credit facilities		28,500				28,500
Term loan		6,697				6,697
Notes and leases payable, net of discount		580	594	55		1,229
Obligation under Minimum Assessment Agreement		16,394				16,394
Other liabilities	76	4,695		1,187		5,958
Total long-term liabilities	76	158,717	158,857	112,500		430,150
Total liabilities	2,049	183,053	182,089	123,658	(1,590)	489,259

MEMBER’S EQUITY (DEFICIT)	(51,983)	11,531	(35,798)	(26,641)	50,908	(51,983)
TOTAL	$(49,934)	$194,584	$146,291	$97,017	$49,318	$437,276

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2009
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$19,196	$27,323	$19,238		$65,757
Racing			3,026			3,026
Video poker			1,584			1,584
Food and beverage		2,237	2,394	1,147		5,778
Affiliate management fee income		636			$(636)
Other		681	399	1,261		2,341
Less promotional allowances		(2,381)	(2,554)	(1,581)		(6,516)
Total net revenues		20,369	32,172	20,065	(636)	71,970

EXPENSES:
Casino		7,521	12,995	6,874		27,390
Racing			2,884			2,884
Video poker			1,062			1,062
Food and beverage		1,659	1,690	952		4,301
Other		386	64	1,034		1,484
Selling, general and administrative	$788	3,631	3,692	3,405	1,246	12,762
Depreciation and amortization	27	2,054	1,799	2,185		6,065
Development expense			82			82
Affiliate management fees	97		1,093	764	(636)	1,318
Loss (gain) on disposal of assets		(9)	35	55		81
Corporate expense allocation		418	410	418	(1,246)
Total expenses	912	15,660	25,806	15,687	(636)	57,429

INCOME (LOSS) FROM OPERATIONS	(912)	4,709	6,366	4,378		14,541

OTHER INCOME (EXPENSE):
Interest income			5	503		508
Interest expense, net of amounts capitalized		(3,598)	(4,136)	(3,516)		(11,250)
Income from equity investment in subsidiaries	4,711				(4,711)
Total other expense	4,711	(3,598)	(4,131)	(3,013)	(4,711)	(10,742)
NET INCOME	$3,799	$1,111	$2,235	$1,365	$(4,711)	$3,799

	Three Months Ended March 31, 2008
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$9,461	$28,066	$18,893		$56,420
Racing			3,317			3,317
Video poker			1,558			1,558
Food and beverage		568	2,232	956		3,756
Affiliate management fee income		687			$(687)
Other		677	414	1,601		2,692
Less promotional allowances		(1,081)	(2,294)	(1,291)		(4,666)
Total net revenues		10,312	33,293	20,159	(687)	63,077

EXPENSES:
Casino		4,439	12,875	6,866		24,180
Racing			2,909			2,909
Video poker			1,126			1,126
Food and beverage		552	1,579	766		2,897
Other		4	60	1,358		1,422
Selling, general and administrative	$854	1,782	3,846	3,385	2,127	11,994
Depreciation and amortization	12	795	1,928	2,128		4,863
Pre-opening expense		55	9	32		96
Development expense		8	31			39
Affiliate management fees	85		1,190	782	(687)	1,370
Loss (gain) on disposal of assets		(7)	83	27		103
Corporate expense allocation		707	713	707	(2,127)
Total expenses	951	8,335	26,349	16,051	(687)	50,999

INCOME (LOSS) FROM OPERATIONS	(951)	1,977	6,944	4,108		12,078

OTHER INCOME (EXPENSE):
Interest income	64	38	74	568		744
Interest expense, net of amounts capitalized		(2,556)	(4,181)	(3,527)		(10,264)
Income from equity investment in subsidiaries	3,445				(3,445)
Total other expense	3,509	(2,518)	(4,107)	(2,959)	(3,445)	(9,520)
NET INCOME (LOSS)	$2,558	$(541)	$2,837	$1,149	$(3,445)	$2,558

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,799	$1,111	$2,235	$1,365		$(4,711)	$3,799
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	27	2,054	1,799	2,185			6,065
Non-cash interest		665	413	235			1,313
Non-cash equity based and other compensation	516						516
Corporate expense allocation	(1,246)	418	410	418
(Gain) loss on disposal of assets		(9)	35	55			81
Income from equity investment in subsidiaries	(4,711)					4,711
Changes in operating assets and liabilities:
Restricted cash — purse settlements			(4,907)				(4,907)
Receivables	1	4	557	(575)			(13)
Receivables from affiliates	5	(12)	20	16		(29)
Payable to affiliates			71	95		29	195
Inventories		33	(131)	33			(65)
Prepaid expenses and other assets	(17)	496	(31)	(48)			400
Accounts payable	15	(196)	4,320	(32)			4,107
Accrued expenses	(413)	2,460	4,304	3,849			10,200
Net cash flows from operating activities	(2,024)	7,024	9,095	7,596			21,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(95)						(95)
Business acquisition and licensing costs			(127)				(127)
Construction project development costs		(7,524)	(787)				(8,311)
Purchase of property and equipment	(131)	(606)	(638)	(679)			(2,054)
Proceeds from sale of property and equipment		496	6				502
Net cash flows from investing activities	(226)	(7,634)	(1,546)	(679)			(10,085)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(9)					(9)
Principal payments on debt		(1,368)	(5)	(489)			(1,862)
Proceeds from senior secured credit facilities		4,000					4,000
Payments on senior secured credit facilities		(10,500)		(2,000)			(12,500)
Member contributions (distributions)	2,283	4,285	(6,059)	(1,227)			(718)
Net cash flows from financing activities	2,283	(3,592)	(6,064)	(3,716)			(11,089)
NET INCREASE IN CASH AND CASH EQUIVALENTS	33	(4,202)	1,485	3,201			517
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(38)	9,704	7,418	21,621			38,705
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(5)	$5,502	$8,903	$24,822	$		$39,222

	Three Months Ended March 31, 2008
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,558	$(541)	$2,837	$1,149	$(3,445)	$2,558
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	12	795	1,928	2,128		4,863
Non-cash interest		513	482	267		1,262
Non-cash equity based and other compensation	2,035					2,035
Corporate expense allocation	(2,127)	707	713	707
Loss on disposal of assets		(7)	83	27		103
Income from equity investment in subsidiaries	(3,445)				3,445
Changes in operating assets and liabilities:
Restricted cash — purse settlements			(5,289)			(5,289)
Receivables		65	1,050	(461)		654
Receivables from affiliates		(587)	(72)	(89)	748
Payables to affiliates			474	(563)	(748)	(837)
Inventories		25	(47)	(44)		(66)
Prepaid expenses and other assets	10	(535)	(125)	(14)		(664)
Accounts payable	(5)	312	5,189	42		5,538
Accrued expenses	(586)	1,675	3,138	2,962		7,189
Net cash flows from operating activities	(1,548)	2,422	10,361	6,111		17,346
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(78)					(78)
Business acquisition and licensing costs			(130)			(130)
Construction project development costs		(6,450)	(921)			(7,371)
Purchase of property and equipment	(7)	(216)	(1,394)	(667)		(2,284)
Net cash flows from investing activities	(85)	(6,666)	(2,445)	(667)		(9,863)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(65)	(32)	(40)		(137)
Principal payments on debt		(4)	(5)	(911)		(920)
Member contributions (distributions)	(4,300)	5,091	(816)	(816)		(841)
Net cash flows from financing activities	(4,300)	5,022	(853)	(1,767)		(1,898)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,933)	778	7,063	3,677		5,585
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,908	4,606	11,834	13,752		42,100
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,975	$5,384	$18,897	$17,429	$-	$47,685

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

Overview

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 986 slot machines and 17 table games and 5 poker tables, which commenced operations at its new facility in December 2008, (ii) the Evangeline Downs racino in Opelousas, Louisiana with 1,424 slot machines and a one-mile dirt and 7/8 mile turf horse racetrack and four OTBs located throughout south central Louisiana and (iii) the Diamond Jo Worth casino in Worth County, Iowa with 920 slot machines, 25 table games and 7 poker tables which opened to the public in April 2006 and subsequently expanded in April 2007.

Results of Operations

Our results of operations discussed below include the consolidated results of operations of the Company, DJL, EVD and DJW for the three months ended March 31, 2009 and 2008.

Statement of Operations Data

INCOME(LOSS) FROM OPERATIONS:	Three Months Ended March 31,
(in thousands)	2009	2008
General corporate	$(2,158)	$(3,078)
Diamond Jo	4,491	1,997
Evangeline Downs	7,412	8,344
Diamond Jo Worth	4,796	4,815
Income from operations	$14,541	$12,078

	Diamond Jo Three Months Ended March 31,		Evangeline Downs Three Months Ended March 31,		Diamond Jo Worth Three Months Ended March 31,
(in thousands)	2009	2008	2009	2008	2009	2008
REVENUES:
Casino	$19,196	$9,461	$27,323	$28,066	$19,238	$18,893
Racing			3,026	3,317
Video poker			1,584	1,558
Food and beverage	2,237	568	2,394	2,232	1,147	956
Other	681	677	399	414	1,261	1,601
Less promotional allowances	(2,381)	(1,081)	(2,554)	(2,294)	(1,581)	(1,291)
Net revenues	19,733	9,625	32,172	33,293	20,065	20,159
EXPENSES:
Casino	7,521	4,439	12,995	12,875	6,874	6,866
Racing			2,884	2,909
Video poker			1,062	1,126
Food and beverage	1,659	552	1,690	1,579	952	766
Other	386	4	64	60	1,034	1,358
Selling, general and administrative	3,631	1,782	3,692	3,846	3,405	3,385
Depreciation and amortization	2,054	795	1,799	1,928	2,185	2,128
Pre-opening expense		55		9		32
Development expense		8	82	31
Loss (gain) on disposal of assets	(9)	(7)	35	83	55	27
Affiliate management fees			457	503	764	782
Total expenses	15,242	7,628	24,760	24,949	15,269	15,344
Income from operations	$4,491	$1,997	$7,412	$8,344	$4,796	$4,815

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Net revenues increased $8.9 million, or 14%, to $72.0 million for the three months ended March 31, 2009 from $63.1 million for the three months ended March 31, 2008. This increase was primarily due to a $10.1 million increase in net revenues at DJL directly related to the opening of DJL’s new casino in December 2008.  This increase was partially offset by decreases in net revenues at EVD of $1.1 million.

DJL’s casino revenues increased by $9.7 million, or 102%, to $19.2 million for the three months ended March 31, 2009 from $9.5 million for the three months ended March 31, 2008 due to the opening of the new casino as discussed above. DJL’s slot revenue increased to $17.5 million for the three months ended March 31, 2009 from $8.8 million for the three months ended March 31, 2008 and DJL’s table game revenue increased to $1.7 million for the three months ended March 31, 2009 compared to $0.7 million for the three months ended March 31, 2008.  In April 2009, the Dubuque Racing Association ("DRA") completed the renovation of its Mystique casino (formerly the Dubuque Greyhound Park and Casino).  The renovation includes a remodeled buffet, a new steakhouse restaurant, an entertainment facility and additional gaming space.

EVD’s casino revenues declined slightly to $27.3 million for the three months ended March 31, 2009 from $28.1 million for the three months ended March 31, 2008.  This decrease is primarily attributed to disruptions on the casino gaming floor as a result of EVD’s $3.7 million casino floor renovation which began at the end of 2008 and was completed in April 2009.  This renovation included, among other things, the purchase of 100 new slot machines, new slot signage and new casino carpeting as well as an overall redesign of the casino floor layout to provide more space for patrons.

DJW’s casino revenues increased $0.3 million to $19.2 million for the three months ended March 31, 2009 from $18.9 million for the three months ended March 31, 2008.  DJW’s slot revenue increased $0.6 million to $17.8 million for the three months ended March 31, 2009 from $17.2 million for the three months ended March 31, 2008 and DJW’s table game revenue decreased $0.3 million to $1.4 million for the three months ended March 31, 2009 compared to $1.7 million for the three months ended March 31, 2008.

Promotional allowances as a percentage of casino revenues increased to 9.9% for the three months ended March 31, 2009 from 8.3% for the three months ended March 31, 2008, which is primarily due to new direct mail programs designed to stimulate increased business.

Casino operating expenses increased $3.2 million to $27.4 million for the three months ended March 31, 2009 from $24.2 million for the three months ended March 31, 2008 due primarily to a $3.1 million increase at DJL related to the opening of the new casino.  Casino operating expenses as a percentage of casino revenues declined due to a more efficient casino floor layout at DJL’s new casino and certain fixed costs on a larger volume at DJL.

Racing revenues at EVD for the three months ended March 31, 2009 decreased 9% to $3.0 million compared to $3.3 million for the three months ended March 31, 2008. The Company believes this decrease is consistent with an industry trend of decreased wagering on horse racing throughout the United States.

Food and beverage revenues increased $2.0 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due primarily to a 294%, or $1.7 million, increase in food and beverage revenues at DJL related to the opening of the new casino.

Other revenues decreased $0.4 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due primarily to a decrease in convenience store revenues due to a decrease in gallons of fuel sold and a decrease in fuel prices over the first quarter of 2008.  Consistent with this decrease in gasoline sales, DJW realized a decrease in other expenses.  In addition, during the three months ended March 31, 2009, DJL had other revenues of approximately $0.5 million related to the opening of its new 30-lane bowling center and event center in December 2008.  DJL also incurred approximately $0.3 million of other expenses related to these amenities.  During the three months ended March 31, 2008, DJL recorded approximately $0.6 million in other revenue associated with the DRA contractual obligation under its operating agreement to pay DJL $0.33 for each $1.00 reduction in DJL’s adjusted gross receipts.  The income associated with the DRA agreement terminated in December 2008 upon the opening of the new casino.

Selling, general and administrative expenses increased $0.8 million to $12.8 million for the three months ended March 31, 2009 from $12.0 million for the three months ended March 31, 2008. This increase was due primarily to an increase of $1.8 million in expenses associated with operations at DJL directly related to costs associated with the operation of its new, larger casino facility.  This increase includes approximately $0.9 million related to DJL’s obligation under its operating agreement with the DRA to pay the DRA 4.5% of its adjusted gross gaming receipts from the opening date of the new casino.  This increase was partially offset by a $0.9 million decrease in corporate selling, general and administrative expenses primarily due to lower non-cash expense associated with the PGP incentive units granted to certain executive officers of the Company offset by a $0.6 million increase in salaries and other general corporate expenses.

Depreciation and amortization expenses at DJL increased $1.3 million due primarily to the impact of the depreciation on the assets associated with the new casino.

Affiliate management fees of $1.3 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW.

Interest expense, net of amounts capitalized, increased $1.0 million primarily due to an increase in interest expense at DJL in connection with additional debt incurred related to the financing of the new casino of approximately $0.6 million.  In addition, interest expense of approximately $0.3 million was capitalized as part of the casino development and other construction projects during the three months ended March 31, 2008.

SEASONALITY AND INFLATION

            Our operations are subject to seasonal fluctuations. Our Iowa operations are typically weaker from November through February as a result of adverse weather conditions, and are typically stronger from March through October. Our Louisiana horse racing operations are also subject to seasonal fluctuations. Our horse racing operations are usually stronger during live racing season, which generally runs from April through November. In general, our payroll and general and administrative expenses are affected by inflation. Although inflation has not had a material effect on our business to date, we could experience more significant effects of inflation in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance increased $0.5 million to $39.2 million at March 31, 2009 from $38.7 million at December 31, 2008.

Cash flows from operating activities were $21.7 million during the three months ended March 31, 2009, an increase of $4.4 million when compared to $17.3 million during the three months ended March 31, 2008.  This increase is primarily attributed to improved cash flow from operations at DJL as a result of the opening of the new casino in December 2008.

Cash flows used in investing activities during the three months ended March 31, 2009 was $10.1 million consisting primarily of (i) payments of $7.5 million for construction and other development costs associated with the DJL casino development project, (ii) cash outflows of $0.8 million related to the remodeling of the casino floor at EVD and (iii) cash outflows of $2.1 million primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures.  In addition, DJL received proceeds from the sale of the Diamond Jo vessel and other obsolete assets which were not utilized at its new casino.

Cash flows used in financing activities during the three months ended March 31, 2009 of $11.1 million reflects net payments under the Company’s senior secured credit facilities of $8.5 million, principal payments on debt of $1.9 million and member distributions of $0.7 million.

As of March 31, 2009, the Company had $22.0 million outstanding advances under the revolver portion of the PGL Credit Facility and outstanding letters of credit of approximately $0.9 million. The available borrowing amount under the PGL Credit Facility at March 31, 2009, after reductions for amounts borrowed and letters of credit outstanding at DJL and EVD, was $42.1 million. As of March 31, 2009, DJW had no outstanding advances under the DJW Credit Facility and outstanding letters of credit of approximately $0.7 million.  The available borrowing amount under the DJW Credit Facility at March 31, 2009, after reductions for letters of credit outstanding, was $4.3 million.

Financing Activities

Our financing activities will have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes to our financing activities during the three months ended March 31, 2009.

General

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations, (ii) available borrowings under the PGL Credit Facility and (iii) available borrowings under the DJW Credit Facility. The available borrowing amount at March 31, 2009, after reductions for letters of credit outstanding under the PGL Credit Facility and the DJW Credit Facility was $42.1 million and $4.3 million, respectively. Contractual restrictions and other provisions contained in the agreements governing our consolidated indebtedness, including our senior credit facilities and the indentures governing the Peninsula Gaming Notes and the DJW Notes, limit or restrict our ability to use the funds available to us at each of our gaming properties.

    Remaining cash outflows related to the development of DJL’s new casino project are expected to be approximately $5.4 million. Our capital expenditures for the next twelve months related to EVD’s planned development of an event center is expected to be approximately $4.5 million.  Remaining capital expenditures for DJL and EVD for the next twelve months, excluding amounts discussed above, are expected to be approximately $5.5 million. DJL and EVD’s debt maturities for the next twelve months are expected to be approximately $5.1 million.  DJL and EVD’s member distributions to PGP for the next twelve months are expected to be approximately $2.4 million.  The Company plans to finance these expected cash requirements with: (i) a portion of the available cash on hand at DJL and EVD of $14.4 million at March 31, 2009, excluding amounts needed for normal operations, (ii) cash generated from operations and (iii) available borrowings under the PGL Credit Facility. There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.

   For DJW, we expect our capital expenditures for the next twelve months to be approximately $3.0 million, including the $1.0 million payment due in May 2009 related to DJW’s gaming license. DJW’s debt maturities for the next twelve months are expected to be approximately $2.0 million, including $1.8 million related to DJW’s requirement to offer to repurchase a portion of the DJW Notes in an amount equal to the Excess Cash Flow Amount as discussed further in Note 4 to the condensed consolidated financial statements. DJW’s member distributions to PGP for the next twelve months are expected to be approximately $1.0 million.  The Company plans to finance these expected cash requirements with: (i) a portion of the available cash on hand at DJW of $24.8 million at March 31, 2009, excluding amounts needed for normal operations and (ii) cash generated from operations.

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

CONTRACTUAL OBLIGATIONS

   A table of our contractual obligations as of December 31, 2008 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no significant changes to our contractual obligations during the three months ended March 31, 2009.

OFF-BALANCE SHEET TRANSACTIONS

Other than as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, cash flows, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2009.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility and DJW Credit Facility. As of March 31, 2009, the Company had outstanding borrowings under the PGL Credit Facility of $22.0 million and no outstanding borrowings under the DJW Credit Facility. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility and DJW Credit Facility (currently an aggregate amount of $70.0 million) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.7 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate available for sale investment and debt borrowings. Our fixed rate available for sale investment is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate available for sale investment and debt borrowings as of March 31, 2009 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Available for sale investment	2011 - 2037	7 ½	%	$ 11,973	$ 11,973	(1)
8 ¾% senior secured notes	April 15, 2012	8 ¾	%	253,354	204,000	(2)
11% senior secured notes	April 15, 2012	11%		111,294	106,235	(2)
13% senior notes with contingent interest of EVD	March 1, 2010	13%		6,884	5,874	(2)
Senior credit facility	January 15, 2012	6	% (3)	22,000	22,000
Term loan	December 1, 2013	6 ½	%	7,766	7,212	(2)
Notes payable, capital lease obligations and other financial instruments	2009—2011	6% - 8 ¾	%	5,435	5,538	(2)
Derivative liability	April 15, 2012	N/A		929	929	(2)
Obligation under Minimum Assessment Agreement	2011 - 2037	N/A		18,717	15,059	(2)

 (1)           Our available for sale investment is not traded.  Fair value is based on considerable judgment using a combination of current market rates and estimates of market conditions for similar instruments and the fair value of the Peninsula Notes at March 31, 2009.  Due to the illiquid nature of the investment, changes in market risks could have a significant impact on the fair value.

(2)           Represents fair value as of March 31, 2009 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of March 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-l 5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives. Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting.   There were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item 1 is incorporated by reference to the information set forth in Note 6 “Commitments and Contingencies” in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on May 13, 2009.

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